Form 10-K
period 2008-12-31
ZI CORP
filed 2009-03-30
CIK 922658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 000-24018

ZI CORPORATION
(Name of small business issuer in its charter)

Alberta, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100, 840-7th Avenue, S.W.
Calgary, Alberta, Canada T2P 3G2
(Address of principal executive offices)

Issuer's telephone number: (403) 231-0721

Securities registered under Section 12(b) of the Exchange Act:

Common Shares, no par value	The NASDAQ Capital Market
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                        NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities  Act.      Yes ☐                 No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the  Act.      Yes ☐                 No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐                 No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $12,405,416.

There were 50,667,957 shares of common stock outstanding as of March 23, 2009.

Explanatory Note

Zi Corporation (“Zi” or the “Company”) is a “Foreign Private Issuer” as defined in Rule 3b-4 under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although as a Foreign Private Issuer the Company is eligible to file its annual report on Form 20-F, the Company has voluntarily elected to file its annual report on Form 10-K.

Pursuant to Rule 3a12-3(b) of the Exchange Act, securities registered by a Foreign Private Issuer are exempt from the provisions of Sections 14(a), 14(b), 14(c), 14(f) and 16 of the Exchange Act.

CURRENCY INFORMATION

All dollar references in this Form 10-K are in United States dollars, unless otherwise indicated. Exchange rates are based upon the noon buying rate in New York City for cable transfers in foreign currencies, as certified for customs purposes by the Federal Reserve Bank of New York. The noon rate of exchange on March 23, 2009 as reported by the United States Federal Reserve Bank of New York for the conversion of United States dollars into Canadian dollars was CDN$1.2323 = US$1.00.

PART I

ITEM 1.

BUSINESS

Introduction

Zi Corporation is a corporation incorporated under the laws of the province of Alberta, Canada and is referred to in this document, together with its subsidiaries, as “Zi” or the “Company”.

Trademarks or trade names of Zi used in this document include, but are not limited to: Zi™, eZiText™, eZiNet™, eZiTap™, eZiType™, Qix™, Decuma™ and Zi Services™. Each trademark, trade name or service mark of any other company appearing in this document belongs to its holder.

In this document, cross-references relevant to the information being requested may be provided. These cross-references are provided for ease of reference only and are not meant to be exclusionary to other relevant information in this document that may relate to the disclosure in question.

History and Development of the Company

Zi’s head and principal office is located at Suite 2100, 840 - 7th Avenue S.W., Calgary, Alberta, Canada, T2P 3G2. The Company’s telephone number is (403) 233-8875 and its facsimile number is (403) 233-8878. Zi’s common shares are listed on the Toronto Stock Exchange (“TSX”) under the symbol “ZIC” and on the NASDAQ Capital Market (“NASDAQ”) under the symbol “ZICA”.

The Company was incorporated under the Business Corporations Act (Alberta) (the “ABCA”) in Alberta, Canada on December 4, 1987 as Cancom Ventures Inc.. On August 30, 1989, the Company changed its name to Multi-Corp Inc. and thereafter changed its name to Zi Corporation on June 24, 1997.

From 1993 to 1997, the Company was active in pursuing opportunities in the telecommunications industry, purchasing and ultimately disposing of several privately held companies involved in the telecommunications business. From 1994 to 1998, the Company provided limited translation services from its office in Hong Kong for Chinese-to-English and English-to-Chinese using the translation capability of the Chappell/Yates Translation Technology described below. The Company discontinued translation services in 1998.

During 1996 and 1997, the Company offered consulting services to companies in North America seeking to use the Internet to market their products and services. This Internet consulting service ceased operations in 1997.

From March 1997 to February 1998, the Company provided Internet web development services in conjunction with carrying on its present business.

Acquisition and Development of Input Technology

Effective November 1993, Zi acquired three licenses relating to certain computer software, word processing software and language translation technology known as the “Jiejing Input System”, the “Zitong Input System” and the “Chappell/Yates Translation Technology”, respectively (collectively, referred to as the “Jiejing Licenses”).

On December 17, 1997, Zi acquired full ownership rights to United States patent number 5,109,352 (the “352 Patent” or the “O’Dell Patent”) which is entitled “System For Encoding A Collection Of Ideographic Characters”. The 352 Patent can be generally described as a computer input system for Chinese and Japanese characters where the different strokes for composing the characters are classified into different groups, each identified by a code number. The string of code numbers representing each character follows a traditional writing sequence of the character from the very first stroke to the end of the string of code numbers. The computer usually identifies the character before the entire writing sequence is completed. Certain aspects of the Company’s eZiText products are based on the intellectual property covered under the 352 Patent. The 352 Patent expires on April 28, 2009.

On July 26, 2001, Taiwanese patent No. NI139820 was issued to the Company, which will expire on July 26, 2019. On February 12, 2003, Chinese patent ZL99100625.9, “Method and Apparatus of Chinese Character Text Input,” was issued to the Company, which will expire on February 13, 2018. These patents protect the unique implementation of Zi’s Chinese language input technology on cellular phones and other wireless devices and, in particular, protect those combinations of elements which are of particular help to a user in improving the speed of text creation. The Company was also granted an equivalent of this patent in Hong Kong as patent number HK1020216 on August 22, 2003. In addition, the Company has a number of patent applications pending in the United States, Europe and Asia based on ideographic language input networks and software utilities which use text as a key part of their operation.

The following is a partial list of certain U.S. patents which have been issued to the Company, which further strengthen Zi’s competitive position: U.S. patent No. 6,956,968 - “Database Engines for Processing Ideographic Characters and Methods Therefor” issued on October 18, 2005 and set to expire on October 18, 2025; U.S. patent No. 6,955,602 - “Text Entry Within a Video Game” issued on October 18, 2005 and set to expire on October 18, 2025; U.S. patent No. 6,864,809 - “Korean Language Predictive Mechanism for Text Entry By a User” issued on March 8, 2005 and set to expire on March 8, 2025; U.S. patent No. 6,801,659 - “Text Input System for Ideographic and Non-Ideographic Languages” issued on October 5, 2004 and set to expire on October 5, 2024; U.S. Patent No. 7,252,528 – “Method and Apparatus for Chinese Character Input” issued on August 14, 2007 and set to expire on August 14, 2027; U.S. patent Nos. 7,313,277 and 7,437,001 - “Method and Device for Recognition of a Handwritten Pattern” issued on December 25, 2007 and October 14, 2008 and set to expire on in 2027 and 2028, respectively; U.S. patent No. 7,256,769 – “System and Method for Text Entry on a Reduced Keyboard” issued on August 14, 2007 and set to expire on August 14, 2027; U.S. patent No. 7,139,430 – “Character Recognition” issued on November 21, 2006 and set to expire on November 21, 2026; U.S. patent No. 7,075,520 – “Key Press Disambiguation Using a Keypad of Multidirectional Keys” issued on July 11, 2006 and set to expire on July 11, 2026; and U.S. patent No. 6,711,290 – “Character Recognition” issued on March 23, 2004 and set to expire on March 23, 2024. The Company has been granted, or has pending, foreign equivalents to many of the above mentioned U.S. patents.

Acquisition of Assets of Decuma AB

On January 26, 2005, Zi Decuma AB, a company incorporated under the laws of Sweden and a wholly-owned subsidiary of the Company, acquired substantially all of the assets of handwriting recognition software specialists Decuma AB of Lund, Sweden. As part of the acquisition, the Company acquired certain intellectual property and customer agreements of the privately held Decuma AB, as well as assuming certain liabilities of Decuma AB. As part of such acquisition, Zi Decuma AB offered employment to each employee of Decuma AB, on the terms and conditions equal to their employment terms and conditions with Decuma AB. The purchase price was approximately U.S.$1.0 million paid in 146,929 common shares of the Company.

Intellectual Property Litigation

In the course of its operating history, the Company has been involved in several lawsuits, both as a plaintiff and as a defendant, with its largest competitor in the field of text prediction, Tegic Communications, Inc. (“Tegic”), which was a subsidiary of America OnLine Inc. (“AOL”) and which was acquired by Nuance Communications, Inc. (“Nuance”) in 2007. The following is an overview of these proceedings:

(i)

Asian Communications Pty Ltd., and Tegic Communications, Inc. v. Zi Corporation and Zi Corporation of America, Inc. Pursuant to a complaint for patent infringement filed on March 21, 2000 in the United States District Court in and for the Northern District of California, Asian Communications Pty. Ltd. (“Asian Communications”) and Tegic alleged that the Company and its affiliate, Zi Corporation of America, Inc. (“Zi America”) infringed certain Tegic patents in the United States ( the “Tegic Lawsuit”).

As a part of the proceedings, on February 21, 2002, the District Court granted a summary judgment order which held that the Company’s then current version 4.5 eZiText product for alphabetic languages did not infringe the Tegic patents in this lawsuit.

On September 4, 2002, the jury in this lawsuit found that certain versions earlier than version 4.5 of the Company’s eZiText product (the “U.S. Restricted Versions”) infringed Tegic’s U.S. patents and awarded Tegic $9 million in damages (the “Damages Award”). At a post-trial hearing held on November 8, 2002, the presiding trial judge in this lawsuit upheld the jury’s damages verdict and denied the Company’s motions to invalidate Tegic’s U.S. patents and to set aside the Damages Award.

The Company settled all claims in this lawsuit with AOL by a written settlement agreement dated December 6, 2002. As part of the settlement, a consent judgment was entered on December 20, 2002. The settlement in relation to the U.S. Restricted Versions of eZiText prohibits the sale or any use of such products by the Company in the United States only. The sale, use and licensing of such versions of the Company’s eZiText product by the Company and its affiliates in countries other than the United States is not affected. The ability of the Company and its affiliates to sell, license and make use of its eZiText product (all current versions) in all countries of the world, including the United States, is not limited or restricted by the settlement.

(ii)

Asian Communications Pty. Ltd. and Tegic Communications, Inc. v. Zi Corporation (Hong Kong) Ltd. The Company was served with a Writ of Summons filed on March 30, 2000, by Asian Communications and Tegic in the High Court of the Hong Kong Special Administrative Region Court of First Instance seeking, among other things, a declaration that one of the plaintiffs’ patents is valid and that the same has been infringed by Zi. A statement of claim dated May 10, 2000 was subsequently served on the Company. The Company is defending this lawsuit and filed a defence and counterclaim. To date, to the best of the Company’s knowledge, no further action or proceeding has been undertaken in this lawsuit by either party.

On August 14, 2008, Nuance made a proposal to acquire all of the issued and outstanding common shares of Zi. On August 15, 2008, Zi announced that it had declined to enter into negotiations with Nuance regarding such proposal, and stated that Zi’s Board of Directors (the “Board”) had concluded that the proposal did not recognize the full value of Zi. Shortly thereafter, Nuance initiated the following actions against Zi:

(iii)

Tegic Communications, Inc. and Nuance Communications, Inc. v. Zi Corporation. Nuance filed a motion for contempt against Zi in the United States District Court, Northern District of California, San Francisco Division (the “California Court”) on August 19, 2008, alleging Zi violated a 2002 consent judgment which settled a previous patent litigation with Tegic involving Zi’s eZiText software (see Section (i) above). Tegic was acquired by Nuance on August 24, 2007. On November 7, 2008, Zi filed a response to the motion for contempt and a cross-motion to compel arbitration. On November 19, 2008, the judge in the case ordered the dispute to arbitration and denied Nuance’s motion for contempt without prejudice.

(iv)

Tegic Communications, Inc. v. Zi Corporation and Zi Corporation of America, Inc. On December 1, 2008, pursuant to the November 19, 2008 order, (see Section (iii) above), Tegic filed a demand for arbitration with the American Arbitration Association (“AAA”) in New York, NY. Tegic requested an order to permit Tegic to immediately execute on the remaining balance of the judgment in the previous action being US$4,500,000; disgorgement of Zi’s profits from the license or sale of its eZiText software that is not colorably different from eZiText software versions 4.0 – 4.2; a cease and desist order prohibiting Zi from the license or sale of eZiText software that is not colorably different from eZiText software versions 4.0 – 4.2; damages; and costs. On December 22, 2008, Zi filed an answering statement and counterclaim denying all of Tegic’s claims and requesting a declaration that Tegic breached the 2002 settlement agreement, denying that Zi owes any further sums to Tegic, and requesting an award of damages and loss caused by Tegic’s breach and actions. The parties have been unable to agree on an arbitrator and as a result, an arbitrator is being selected in accordance with the Commercial Rules of the AAA. Following the execution of the Arrangement Agreement (as defined below) among Zi, Nuance and its subsidiary Nuance Acquisition ULC (“Subco”), pursuant to which Nuance is to acquire all of the Zi Shares (as defined below) (see “Nuance Acquisition of Zi pursuant to a Plan of Arrangement” below), the parties agreed to a stay of proceedings in the arbitration proceedings until the closing of the Arrangement (as defined below).

(v)

Tegic Communications, Inc. and Nuance Communications, Inc. v. Zi Corporation. On August 25, 2008, Nuance launched a patent infringement lawsuit against Zi in the Federal Court in Toronto, Canada. The claim accuses Zi of infringing the intellectual property of Tegic with its Qix and eZiText products, and claiming among other things, an award of punitive damages in the amount of CDN$10,000,000. Nuance was ordered to post security in the amount of CDN$75,000 and subsequently amended its statement of claim to remove the claim for punitive damages. Zi filed its statement of defence and counterclaim on November 28, 2008. Following the execution of the Arrangement Agreement between Zi Nuance and Subco, pursuant to which Nuance is to acquire all of the Zi Shares (see “Nuance Acquisition of Zi pursuant to a Plan of Arrangement” below), the parties agreed to a stay of proceedings regarding this litigation, until the closing of the Arrangement.

Dispositions and Discontinued Operations

For a discussion concerning dispositions and discontinued operations relating to Oztime, EnglishPractice Inc., Telecom Technology Corporation Limited and the Magic Lantern Group of Companies, see Zi’s previous regulatory filings with the Securities Exchange Commission (“SEC”), including the Company’s annual report on Form 20-F for the year ended December 31, 2006.

For a discussion concerning the disposition of Archer Education Group Inc. (“Archer”), see Zi’s previous filings with the SEC, including the Company’s annual report on Form 20-F for the year ended December 31, 2007.

Acquisition of Zi Shares by the Lancer Funds

The Company reported in its Form 20-F for the fiscal year ended 2001, based on information provided by Lancer (as defined in Item 1A – “Risk Factors”), that Lancer and its affiliated companies held or controlled, directly or beneficially, a total of 3,675,100 common shares of the issued and outstanding capital of the Company, which represented approximately 9.67 percent ownership in the Company. In the course of preparing the Form 20-F for the year 2002, management of the Company observed what appeared to be a concentration of its common shares held at a major brokerage firm. Through its attorneys, management requested an update from Lancer concerning the level of Lancer ownership in the Company, but despite several requests did not receive a response.

Accordingly, the Company reported in its Form 20-F for the fiscal year ended 2002, dated May 15, 2003, the same information about Lancer’s share ownership in Zi that was disclosed in its 2001 Form 20-F and disclosed in the 2002 Form 20-F that it had been unable to obtain current information regarding Lancer’s holdings and that its holdings may be greater or less than reported.

In early July of 2003, a U.S. federal judge froze the assets of certain Lancer Funds and appointed an attorney of the law firm of Hunton & Williams, LLP as receiver for Lancer Management Inc., and related entities. The Receiver filed an initial report on September 8, 2003 in the U.S. District Court in Florida, noting, among other things, that numerous substantial investment position discrepancies had been identified in many of the Lancer Funds' holdings. The Receiver remained uncertain of the Lancer Funds' ownership interest in many of those portfolio companies, including the Company. The initial report also disclosed that the Receiver could apply to the court for abatement of its obligation to make regulatory filings with the SEC or other appropriate agencies. The Company offered assistance to the Receiver to determine the extent of the Lancer Funds’ holdings in the Company, including the provision of copies of its registered shareholder records and private placement subscription details.

In 2003, a statement of beneficial ownership on Schedule 13D was filed by the Receiver with the SEC. According to the Schedule 13D, the Receiver reported that it owned, through four Lancer entities, 19,407,364 common shares of the Company, or approximately 49 percent of the then issued and outstanding common shares of the Company.

Under the United States Securities Act of 1933, as amended (the “Securities Act”) the Receiver is deemed to be an “affiliate” (as such term is defined in Rule 405 of the Securities Act) of the Company and its holdings in the Company are therefore subject to certain additional resale restrictions absent registration under the Securities Act. Under Rule 144 promulgated under the Securities Act (“Rule 144”), the amount of securities that may be publicly sold in the United States by an affiliate within any three-month period may not exceed the greater of one percent of the total number of Company shares outstanding, or the average weekly reported volume of trading in Company shares during the four weeks prior to the filing of a notice with the SEC of an intention to sell. If resales are made other than in reliance upon Rule 144, the volume limitation does not apply to sales by the Receiver on the TSX; however, the Receiver must still comply with the resale requirements set forth in Regulation S promulgated under the Securities Act.

On January 11, 2005, the Receiver filed an intention to sell in the aggregate up to 3,363,396 common shares in the ninety days thereafter pursuant to Rule 144. According to amendments to Schedule 13D, the Receiver sold an aggregate 689,356 shares of Zi during January and February 2005. On February 10, 2005, the Receiver filed Form 45-102F1 in Canada stating its proposal to sell 2,875,132 shares of Zi. On March 11, 2005, the Receiver filed Form 45-102F1 in Canada stating its proposal to sell 2,674,040 shares of Zi. No shares were sold in March 2005. On April 8, 2005, the Receiver filed Form 45-102F1 in Canada stating its proposal to sell up to 2,674,040 shares of Zi. On April 18, 2005, the Receiver filed an intention to sell in the aggregate up to 2,674,040 common shares in the ninety days thereafter pursuant to Rule 144. No shares were sold in April 2005. On May 6, 2005, the Receiver filed Form 45-102F1 in Canada stating its proposal to sell up to 2,674,040 shares of Zi. Notwithstanding the Receiver’s filings concerning the possible sale of shares of Zi, to the best of the Company’s knowledge, no shares have been sold by the Receiver since February 2005. According to the Receiver’s filings with the SEC, as of the date of this Report, the Receiver holds approximately 37 percent of Zi’s issued and outstanding shares.

In July 2004, Zi completed a private placement for gross proceeds of CDN$10 million. As a condition of the financing, the Receiver, among others, agreed to a 150 day lock up of its shares. In return for this consideration, the Company agreed, among other things, to appoint one director to the Company’s Board as a nominee of the Receiver. The Company subsequently appointed Donald Moore to the Board as the Receiver’s nominee.

In 2005, the Receiver contacted the Company to request certain shareholder information with a view to calling a special meeting of the Company’s shareholders, the purpose of which would be to elect a slate of directors proposed by the Receiver.

The Company sought the advice of legal counsel and concluded, among other things, that it would not cooperate with the Receiver in effecting what the Company believed was an unlawful takeover of the Company. In its filings to the Court of Queen’s Bench of Alberta (the “Alberta Court”), the Company cited Lancer’s failure to comply with Alberta laws regarding takeover bids. The Alberta Court issued an interim order that, among other things, prohibited the Receiver from requisitioning a shareholders’ meeting. The Receiver brought a motion to contest the Alberta Court’s jurisdiction and to seek to have all related matters dealt with in a Florida Court. The Alberta Court, in a decision dated January 31, 2006, denied the Receiver’s application to change venue, citing the Alberta Court as the proper forum to consider matters under the ABCA and the Securities Act (Alberta) and refused to set aside its interim order against the Receiver.

The Company brought a companion proceeding before the Alberta Securities Commission (the “ASC”) on December 5, 2005, seeking among other things an order requiring the Receiver to either dispose of the Lancer Funds' Zi shares or make a lawful takeover bid to all of Zi's shareholders. On March 16, 2006, the ASC dismissed a motion by the Receiver to stay or dismiss the ASC proceedings.

Separately, the Receiver instituted a contempt of court hearing before the U.S. District Court for the Southern District of Florida (the “Florida Court”) claiming that the Company’s filing before the Alberta Court violated a case management order which mandated that all proceedings against the Receiver be brought in the Florida Court. The Company was not a party to any previous proceeding before the Florida Court and argued that it was not subject to the case management order.

Zi had previously agreed to a U.S. venue for resolving certain contractual issues with the Receiver and the Alberta Court acknowledged that such agreement does not affect the Alberta Court’s ability to rule on matters under the ABCA and Alberta securities laws.

At the Company’s annual general meeting of shareholders held on December 22, 2006, the Receiver voted in favor of the Company’s management’s recommendation as to the composition of the Company’s Board of Directors. In February 2007, the Company and the Receiver entered into a settlement agreement, which aimed to settle any and all outstanding claims and issues between the Receiver, the Lancer Funds and the Company. Pursuant to the settlement agreement, the Receiver and the Company agreed to immediately discontinue, with prejudice, all litigation and regulatory proceedings of any kind. For further information concerning the settlement agreement, see Zi’s previous filings with the SEC, including the Company’s annual report on Form 20-F for the year ended December 31, 2007.

Nuance Acquisition of Zi pursuant to a Plan of Arrangement

Commencing in August 2007, representatives of Zi and Nuance engaged from time to time in preliminary discussions regarding a potential transaction between the companies.

In January 2008, Zi engaged Ridgecrest Capital Partners Incorporated (“Ridgecrest”) as a financial advisor to assist Zi in evaluating strategic opportunities, including the evaluation of a potential transaction with Nuance. Between January 2008 and June 2008, representatives of Zi and Ridgecrest engaged with Nuance and its financial advisors in periodic discussions regarding a potential transaction. Throughout 2008 and 2009, a number of offers and counter-offers were made and received, including an unsolicited bid made by Nuance on August 14, 2008 whereby Nuance offered to buy all the issued and outstanding common shares of Zi (the “Zi Shares”) at $0.80 per common share, which was declined by the Board on the basis that it did not recognize the full value of the Company. Shortly thereafter, on August 19, 2008, Nuance filed a motion filed against Zi in the California Court. The motion accused Zi of violating a 2002 consent judgment which settled a patent litigation with Tegic (a company acquired by Nuance) involving Zi’s eZiText software (see Section (iii) of Intellectual Property Litigation above). On November 26, 2008, Nuance commenced an unsolicited offer to purchase all of the Zi Shares for the consideration of $0.40 per Zi Share. On December 11, 2008, the Board of Zi unanimously recommended that the holders of Zi Shares (the “Zi Shareholders”) not tender their Zi Shares to such take over bid. Following the commencement of such unsolicited offer, Zi and Nuance engaged in negotiations regarding the acquisition of Zi Shares by Nuance.

Pursuant to an Arrangement Agreement dated February 26, 2009 among Nuance, Subco and Zi (the “Arrangement Agreement”), Nuance will acquire all of the Zi Shares in exchange for shares of common stock in the capital of Nuance (the “Nuance Common Stock”), which is listed on the NASDAQ Global Select Market, and cash for the aggregate consideration of approximately $0.69 per Zi Share (the “Arrangement”).

Under the Arrangement, the Zi Shareholders will receive consideration consisting of approximately 0.03706 shares of Nuance Common Stock and, subject to the adjustment discussed below, $0.34 in cash for each Zi Share. Pursuant to the Arrangement, Nuance, through Subco, will acquire all of the issued and outstanding Zi Shares (other than those in respect of which the rights of dissenting Zi Shareholders have been exercised) in exchange for shares of Nuance Common Stock and cash for an aggregate value of approximately $0.69 per Zi Share as at February 26, 2009 (the “Arrangement Agreement Date”).

It is anticipated that the transaction closing date will occur sometime in early to mid-April, 2009, as defined by the Arrangement Agreement (the “Closing Date”).

The cash component of the consideration will be increased up to a maximum of 15% or $0.0525 per Zi Share to the extent that the volume-weighted average trading price of the shares of Nuance Common Stock, rounded to four decimal places, on the NASDAQ Global Select Market in the period commencing on the tenth business day immediately preceding the Closing Date to and including on the business day immediately preceding the Closing Date is less than $9.4431, being the volume-weighted average trading price per share of Nuance Common Stock on the NASDAQ Global Select Market for the period beginning on the tenth business day immediately preceding the Arrangement Agreement Date and concluding on the business day immediately preceding the Arrangement Agreement Date. Subject to this maximum, the amount of any upward adjustment in the cash component of the consideration payable for each Zi Share will be equal to the product of (i) 0.03706 and (ii) the absolute value of the “Closing Price” less the “Signing Price”, in each case as defined in the Plan of Arrangement.

In addition, under the Plan of Arrangement:

(i)

All outstanding stock options issued to directors, officers, employees, consultants and other service providers of Zi permitting the holders thereof the right (whether or not vested) to purchase Zi Shares (the “Zi Options”) shall become fully vested immediately prior to the time at which the Articles of Arrangement and Plan of Arrangement are filed with the Alberta Registrar of Corporations (the “Effective Time”) and on the date that the Arrangement becomes effective (the “Effective Date”). Zi Options exercisable for Zi Shares at less than $0.69 per Zi Share, referred to as the “In-the-Money Options”, shall be surrendered for the In-the-Money Option Consideration as defined below and all other Zi Options shall be surrendered for cash consideration of $0.0001 per Zi Option;

(ii)

All Zi Shares underlying the outstanding Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) shall be released to the holders of such RSUs and RSAs, and each such Zi Share shall be deemed to be transferred to Subco in exchange for the same consideration as all other Zi Shares as described above, including any upward adjustments; and

(iii)

All common share purchase warrants of Zi (the “Zi Warrants”) shall be exchanged for warrants to purchase shares of Nuance Common Stock (“Nuance Warrants”) with the appropriate adjustments to the exercise price and number of shares of Nuance Common Stock subject to exercise, based on an exchange ratio of 0.0731 per Zi Share, being $0.69 divided by the Signing Price, $9.4431. The term to expiry, conditions to, manner of exercising and all other terms and conditions of a Nuance Warrant will be the same as for a Zi Warrant.

The consideration to be received by the holders of In-the-Money Options (the “In-the-Money Option Consideration”) is an amount per Zi Share underlying the Zi Option equal to $0.69 less the exercise price of the Zi Option. The In-the-Money Option Consideration shall be paid by an amount in cash equal to 34/69ths of the In-the-Money Option Consideration and shares of Nuance Common Stock equal to 35/69ths of the In-the-Money Option Consideration divided by $9.4431, being the ten day volume-weighted average sales price per share on the NASDAQ Global Select Market of shares of Nuance Common Stock on the Arrangement Agreement Date.

The cash payment comprising part of the In-the-Money Option Consideration is subject to an upward adjustment, determined in accordance with the Plan of Arrangement, in the event the ten day volume-weighted average trading price of Nuance Common Stock on the Closing Date falls below $9.4431, to a maximum of $0.0525 per Zi Share underlying such In-the-Money Option.

No fractional shares of Nuance Common Stock shall be issued pursuant to the Arrangement. In the event that the Arrangement results in a Zi Shareholder being entitled to a fractional share of Nuance Common Stock, each registered Zi Shareholder otherwise entitled to a fractional interest in shares of Nuance Common Stock will receive the nearest whole number of shares of Nuance Common Stock (with fractions equal to or greater than 0.5 being rounded up and fractions less than 0.5 being rounded down). In calculating such fractional interests, all Zi Shares registered in the name of each Zi Shareholder shall be aggregated.

See “The Arrangement – Details of the Arrangement” as disclosed in the Information Circular, for further details in respect of the Arrangement. The Special Meeting of the Shareholders of the Company is to be held on April 9, 2009.

Voting Support Agreements

Certain Zi Shareholders (including all of the directors of Zi) who hold an aggregate of 18,799,198 Zi Shares (representing approximately 37.1% of all the outstanding Zi Shares) have agreed to vote their Zi Shares in favour of the special resolution of the Zi Shareholders approving the Arrangement Resolution, subject to the terms of their respective voting support agreements with Nuance (“Voting Support Agreements”).

As further inducement for Nuance to enter into the Arrangement Agreement and in consideration thereof, the Receiver of Lancer and Gerald A. McHale, Jr., as the liquidating trustee of Lancer Partners LLP (the “Trustee”) entered into a Voting Support Agreement with Nuance. Nuance did not pay any additional consideration to the Receiver or the Trustee in connection with the execution and delivery of their Voting Support Agreement.

Post Arrangement Structure

Following the Effective Date of the Arrangement, Zi Shareholders will, as part of the consideration for the Arrangement, own shares of Nuance Common Stock and be entitled to the receive the cash portion of the consideration. Nuance will own, indirectly through Subco, all of the issued and outstanding Zi Shares. Assuming that there are no dissenting shareholders and no Zi Options nor Zi Warrants are exercised prior to the Effective Time, an aggregate of approximately $18 million in shares of Nuance Common Stock will be issued and an aggregate of approximately $17 million paid in cash for Zi Shares, resulting in Zi Shareholders holding approximately 1.88 million shares of Nuance Common Stock on the Effective Date. In addition, there will be Nuance Warrants entitling the holders thereof to acquire an aggregate of approximately 124,967 shares of Nuance Common Stock if all such Nuance Warrants are exercised.

It is presently anticipated that the Zi Shares would be delisted from trading on the TSX and NASDAQ as soon as practicable after the Effective Date.

The Plan of Arrangement provides that any certificate representing Zi Shares that is not validly deposited with the appointed transfer agent on or prior to the sixth (6th) anniversary of the Effective Date shall cease to represent a right or claim of any kind or nature including the right of the holder to receive the consideration for the Arrangement.

For more detailed information regarding the Arrangement Agreement, including the background leading up to the Arrangement Agreement, see the Information Circular.

Business Overview

Zi in General

The business of the Company is organized as follows.

The principal business unit of the Company is the Zi Technology business unit in which the Company’s core eZiText, eZiType, Decuma and Qix business is carried on. Zi’s core technology product, eZiText, and its companion application, eZiType, are predictive text input solutions that predict words and/or phrases for use in messaging and other applications needing text input. eZiText supports 60 languages and dialects while eZiType supports 55 languages. By offering word candidates as text is being entered, eZiText increases the ease, speed and accuracy of text input on electronic devices for applications such as short messaging, e-mail, e-commerce and Web browsing. In January 2005, Zi acquired the assets of handwriting recognition software specialists Decuma AB. In February 2005, Zi announced a new product, Qix. Qix is a natural discovery solution designed to assist users to easily find and use features, services and content on a mobile phone. A ‘real word’ request using the keypad is entered by the user and Qix presents a list of meaningful and actionable suggestions based on the word entry. For more information regarding Qix, see Item 1 – “Business Overview – Description of Qix.”

Research and Development, Patents and Licenses, etc.

Zi’s intellectual property may be grouped into the following product areas: Predictive Text (eZiText and eZiType), Decuma, and Qix. It includes patents, copyrights, trademarks, domain names and trade secrets (people, technical know-how and documents). Historically, most of the Company’s research and development activities were dedicated to Predictive Text technology. However, with the introduction of Qix and Decuma, the amount previously dedicated to Predictive Text technology will now be split across all three product areas. In addition to this, Zi is continually looking for new market opportunities.

The amount spent during each of the last three years on company-sponsored research and development activities are as follows: 2008 - $4.1 million; 2007 - $4.1million; 2006 - $5.1 million.

For a more detailed description of Zi’s patents, see Item 1 – “History and Development of the Company - Acquisition and Development of Input Technology”.

Zi Technology Business Unit

Description of eZiText and eZiType

Although eZiText can be used in 60 written languages, it was initially developed in an effort to resolve the problem of inputting ideographic-based languages, such as Chinese, into a computer or other electronic device with an alphanumeric keyboard. The following example illustrates how eZiText Chinese is applied to resolve this challenge and illustrates how the principles of eZiText Chinese can also be applied to alphabet-based languages.

When learning Chinese, students are taught to write each character manually using a precise stroke order which has been developed over hundreds of years. eZiText Chinese relies on this knowledge of stroke order and uses a limited number of keys of a mobile electronic device (for example, 5 keys or 8 keys on a cellular telephone) to enable a user to input different strokes to electronically “draw” Chinese characters. For instance, to call up a specific Chinese character, a user presses the applicable key for the first stroke used when writing that character. The software then calls up a list of the most common characters beginning with that stroke and displays those characters on the screen. If the character the user is writing is among those displayed on the screen, the user then selects that character by pressing a key. If the character is not in that list, the user then presses the key for the next applicable stroke and is supplied with another list of characters based on that combination and order of strokes.

Each time a key representing a stroke is pressed, eZiText Chinese performs an analysis which predicts the character the user is entering. On the first stroke key press the analysis is based on the frequency of use of individual characters. But as more strokes are entered and more characters are selected, the algorithm becomes more sophisticated, giving a user subsequent or associated characters on the basis of meaning, style and syntax in addition to frequency of use. The most likely choice appears under the cursor for immediate selection. While the average number of strokes required to draw a Chinese character is approximately 14, eZiText Chinese algorithms allow Chinese text to be entered with generally fewer than 3 key strokes per character. Furthermore, eZiText Chinese goes beyond single character completion, offering predictive word completion (as some Chinese words consist of more than one character) and even phrase completion.

In addition to offering completed characters, eZiText Chinese also considers partial character structures that could be created with the entered sequences and displays these as well. Thus when a user is confronted with having to enter a character that is infrequent, the ability to select the structural aspect as controlling parameter greatly simplifies use. This particular aspect is part of Zi’s Chinese Patent ZL-99100625.9 and is believed to be popular with the user community.

In alphabetic languages, eZiText disambiguates single key presses where each key has several letters mapped to it. The most common implementation of this approach is the numeric keypad found on a cellular telephone. In English, the letters A, B, and C are all mapped to key 2, D, E, and F to key 3, and so on according to ETSI standard. Words are assembled from a sequence of key presses and predicted for the user even where the word has more letters than the number of keys pressed. Because of the structures of alphabetic languages, eZiText for Latin-based languages does not attempt to offer candidates to the user at the first alphabetic key press unless the entered key is a valid single letter word such as ‘a’ or ‘I’ in English. Instead, eZiText waits until a second keypress is made whereupon candidates are offered which are of significantly better quality than otherwise seen. This is an implementation more suited to the way that a typical user interacts with the display of the device.

In 2006, Zi announced its development of a predictive text solution for keyboards called eZiType. This solution offers the predictive word capabilities similar to eZiText, with the added benefit of auto-correction when users misspell or accidentally press the wrong character. The solution is made for physical and virtual keyboards and currently applies to alphabetic based languages.

eZiText can now be used in the following languages: Afrikaans, Arabic, Bengali, Bulgarian, Chinese (PRC, Hong Kong and Taiwan), Croatian, Czech, Danish, Dutch, English (British, American, PRC, Hong Kong and Taiwan), Estonian, Farsi, Finnish, French (European and Canadian), German, Greek, Gujarati, Hebrew, Hindi, Hungarian, Icelandic, Indonesian, Italian, Japanese, Kannada, Korean, Latvian, Lithuanian, Malay, Marathi, Malayalam, Norwegian, Polish, Portuguese (European and Brazilian), Punjabi, Romanian, Russian, Serbian, Slovak, Slovenian, Spanish (European and Latin American), Swahili, Swedish, Tagalog, Tamil, Telugu, Thai, Turkish, Ukrainian, Urdu and Vietnamese.

eZiText also includes a predictive multi-tap mode (formerly offered as part of a separate product called eZiTap), wherein each character is deterministically established by the user by tapping the keys, rather than having the particular characters predicted for the user.

Zi’s software technology is incorporated by reference design and chipset providers, total solution providers, operating system developers, hardware manufacturers and other businesses into their respective electronic, wireless and computer devices, providing end users with a device that is language-enabled for text-entry. eZiText and eZiType technology are distributed through licensing agreements.

From time to time, Zi releases new versions of eZiText and eZiType to deliver additional benefits to the user, device manufacturer and network operator. For the user, new features deliver increased text input speed and more opportunities for personalized text entry. For a device manufacturer, additional memory efficiencies, software enhancements and new man-machine interface (MMI) capabilities support learning and prediction with less memory. For a network operator, improved text entry speed and capabilities promote more utilization of services such as short messaging, multi-media messaging, web-browsing and more.

Additional benefits include a new language database architecture that expands a language database’s word list without increasing overall memory size; reduced memory footprint through new algorithms and improved compression; improved text entry speed that reduces the number of key presses and additional features such as phrase prediction, dual (simultaneous) language messaging, prediction of data from other sources such as the phonebook, contact list, and web URL’s, among others, to provide faster, more natural text entry. The Company expects that these new releases, together with further enhancements or developments, will be central to its ability to penetrate further into the market in the next several years.

Moreover, Zi has made significant progress in its integration of core products and the development of solutions for Smart Phone platforms, a major growth segment of the wireless device market. The Company has developed Input Method Editors (“IMEs”) for the Microsoft Windows Mobile platform and Front End Processors (“FEPs”) for Symbian S60 smart phones for eZiText and eZiType. These solutions enable OEMs easy access to Zi’s core products on leading smart phone platforms.

Licensing of eZiText

As of March 23, 2009, Zi has entered into approximately 100 agreements with parties who include original equipment manufacturers that embed eZiText into their respective products, as well as value-added resellers (“VAR’s”) and integration licensees. These licensees include among others, cellular phone manufacturers, set-top box manufacturers and game manufacturers

The majority of Zi’s revenues are derived from licensing agreements. In addition to licensing of Zi’s technology, Zi has also entered into various strategic alliances to expand the reach of its technology. In 2008, Zi derived approximately 92 percent of its total revenue from eZiText licensing fees and royalties. The majority of the Company’s eZiText customers are OEMs for cellular telephones. The majority of licensees pay Zi, among other fees, a royalty fee. The royalty amount varies from customer to customer and may vary in accordance with unit volumes produced by the licensee. Since cellular phones are consumer products, Zi’s revenues are subject to seasonality associated with cellular phone sales and are highly dependent on the market presence, marketing prowess, manufacturing and distribution capabilities of the OEMs, and consumer acceptance and demand for the Company’s licensees’ finished cellular telephone product. Zi’s revenues from royalties may also be effected by the overall global market downturn which began in the second half of 2008. In the year ended December 31, 2008, Zi’s top two customers accounted for 44 percent of Zi’s total revenue and Zi’s top five customers accounted for 74 percent of Zi’s total revenue.

Description of Qix

Qix is a natural discovery solution designed to assist users to easily find and use features, services and content on a mobile phone. A ‘real word’ request using the keypad is entered by a user and Qix presents a list of meaningful and actionable suggestions based on the word entry. For example, to send a message to a friend, Jackie Smith, the user enters her name using the keypad. When the user enters ‘522’ (for the letters ‘J’, ‘A’ and ‘C’), Qix will present a list of relevant suggestions. All of the choices will be related to the numbers ‘522’ or the letters they represent. A user can then select ‘Jackie Smith’ and start writing her a message. Qix Natural Discovery Solution is comprised of two components – Qix Client and Qix Updater. Qix Client is embedded in mobile devices and integrates with handset features, applications and content sources. Qix Updater is a service that enables operators to promote new services and content by revising and personalizing Qix suggestions. A device user’s first, most familiar and most fundamental action is using the keypad for dialing. Qix Client builds upon this basic fundamental familiarity. Users use their keypad to enter real words to find and do things on the device. Qix Client is designed to allow users to access the full range of device features simply and intuitively, without having to remember where or how to locate them. This ease of use encourages users to utilize their device more efficiently and to rely on it to do more things more often.

At the Mobile World Congress 2008, Zi announced that Telus would offer the mobile discovery solution Qix on select models of TELUS phones and PDAs. Subsequent announcements were made by Zi and TELUS in 2008 announcing the availability of certain Qix-enabled mobile phones on the TELUS mobile network. TELUS is the first carrier in North America to offer the solution to its customers.

Description of Decuma Handwriting Recognition Solutions

In January 2005, Zi acquired the assets of Decuma AB of Lund, Sweden. Decuma’s handwriting recognition solutions include Decuma Alphabetic, Decuma Japanese, Decuma Chinese, Decuma Korean, Decuma Hebrew and Decuma Arabic, which together comprise more that 70 languages and dialects.

Decuma is designed for mobility, to work optimally on small form factor devices such as mobile phones, portable gaming consoles and more - on devices that are prone to poor and shaky handwriting. There is no need to adjust to a particular writing style, learn a special alphabet, or manually switch between character sets or input modes. Decuma has the capability to predict whole words as a user is writing each letter.

Decuma Alphabetic recognizes naturally shaped letters in upper and lower cases, numbers and symbols/punctuation. This includes 60 plus Latin, Greek and Cyrillic based languages.

Decuma Arabic supports naturally shaped Arabic, Farsi and Urdu letters, Arabic-Indic numbers and punctuation/symbols, recognizing the natural variations commonly found in Arabic writing styles, for all markets. The solution offers a consistent user experience found on an Arabic keyboard or keypad. It also provides full regional support including support for English, French, digits and punctuation/symbols.

The Decuma Japanese handwriting recognition application allows for input of both Kanji and Kana characters. It also supports input of handwritten Latin letters, numerics, and punctuation. The input method is compliant with standard conversion applications.

The Decuma Chinese input method supports word-by-word input and mimics the natural writing process. In mainland China and Singapore, a simplified form of the traditional Chinese characters is employed, where nearly 7,000 characters are used instead of the traditional Chinese character set which contains around 13,000 characters. Traditional characters are used in Taiwan and Hong Kong and there are also some Hong Kong and Shanghai-specific characters. Decuma's recognition software includes databases for both simplified and traditional Chinese, as well as the region-specific characters.

In February of 2006, the Company announced the fusion of the Decuma Handwriting Recognition technology and predictive text. This combines the word prediction capabilities of eZiText in conjunction with handwriting recognition.

Impact of Governmental Policies and Other Factors on Operations and Investments

Zi operates primarily in Canada, the United States of America, China, Sweden and Hong Kong. The market for Zi’s products includes all of the developed and many of the less developed countries in the world. Accordingly, changes in governmental trade, fiscal and other policies could have an impact on sales and on the ability of the Company to transfer funds and/or manage foreign operations.

Descriptions of the material effects of government regulations on Zi’s business can be found elsewhere in this Form 10-K, including in the discussions contained in Item 1A – “Risk Factors”.

Employees

As of March 23, 2009, the Company had 71 regular, full-time employees:

ZI TECHNOLOGY
		North
	Asia	America	Europe	Total
Sales & Marketing	9	2	3	14
Technical	13	19	7	39
Admin/Corp	7	11	0	18
ZI TECHNOLOGY TOTAL	29	32	10	71

If the Arrangement is not consummated, the Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of Zi’s employees are represented by a collective bargaining agreement. At December 31, 2008, Zi had 77 regular, full-time employees; at December 31, 2007, Zi had 90 regular, full-time employees; and at December 31, 2006, Zi had 78 regular, full-time employees. The Company believes that it enjoys good relationships with its employees.

ITEM 1A.

RISK FACTORS

Zi operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Shareholders should carefully consider the risks described below before purchasing the Company’s common shares. The occurrence of any of the following events could harm the Company. If these events occur, the trading price of the Company’s common shares could decline, and shareholders may lose part or even all of their investment.

Risks related to the Pending Acquisition of Zi by Nuance

Failure to complete the Arrangement with Nuance could materially and adversely affect Zi’s results of operations and share price.

On February 26, 2009, Zi entered into the definitive Arrangement Agreement with Nuance. Consummation of the Arrangement is subject to customary closing conditions, court and other regulatory approvals and approval by the Zi Shareholders. Zi cannot provide assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that Zi will be able to successfully consummate the Arrangement as currently contemplated under the Arrangement Agreement, or at all. As a result of the pending Arrangement, or if the Arrangement is not consummated:

  The Zi Shareholders may not receive $0.69 per Zi Share, consisting of approximately 0.03706 shares of Nuance Common Stock and, subject to the adjustment, $0.34 in cash for each Zi Share, which Nuance has agreed to pay in the Arrangement Agreement, and Zi’s share price would likely decline;
  Zi is liable for significant transaction costs, including legal, accounting, financial, advisory and other costs related to the negotiation and completion of the Arrangement;
  Under some circumstances, Zi may have to pay a termination fee to Nuance in the amount of $1.5 million;
  The attention of Zi’s management and its employees has been diverted from day-to-day operations as they focus on the planning and closing the Arrangement;
  Zi’s customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into a new agreement or purchasing Zi products as a result of the announcement of the Arrangement, which could cause Zi’s revenues to materially decline or any anticipated increases in revenue to be lower than expected; and
  Zi’s ability to attract new employees and retain its existing employees may be harmed by uncertainties associated with the Arrangement, and Zi may be required to incur substantial costs to recruit replacements for lost personnel.

The occurrence of any of these events individually or in combination could have a material adverse affect on Zi’s results of operations and share price.

Zi’s officers and directors have certain interests in the Arrangement that are different from, or in addition to, interests of Zi’s securityholders.

Zi’s officers and directors have certain interests in the Arrangement that are different from, or in addition to, interests of Zi’s securityholders. Several of Zi’s executive officers are parties to employment agreements with Zi, which may provide severance and other benefits in the case of qualifying terminations of employment in connection with a change of control of Zi, including consummation of the Arrangement. Executive officers and directors of Zi have rights to indemnification and directors’ and officers’ liability insurance that will survive consummation of the Arrangement. Zi’s securityholders should be aware of these interests when considering the Board’s recommendation to approve the Arrangement. Securityholders are encouraged to review the section entitled “Interests of Management and Others in the Arrangement” in the Information Circular furnished under the cover of Form 6-K on March 19, 2009 for more information.

Zi and Nuance may not be able to obtain, or may be delayed in obtaining, the regulatory approvals required to consummate the Arrangement.

Completion of the Arrangement is conditioned upon the receipt of all required governmental consents and authorizations, including by the approval of the Court of Queen's Bench of Alberta. Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of the Arrangement.

In certain instances, the Arrangement Agreement requires Zi to pay a termination fee of $1.5 million to Nuance. This payment could affect the decisions of a third-party considering making an alternative acquisition proposal to the Arrangement.

Under the terms of the Arrangement Agreement, Zi will be required to pay to Nuance a termination fee of $1.5 million if the Arrangement Agreement is terminated under certain circumstances. As well, according to the Arrangement Agreement, Zi is restricted from soliciting third parties to make an acquisition proposal. Also, before Zi can support any third party acquisition proposal, the Arrangement Agreement requires that any third party seeking to acquire Zi must submit an acquisition proposal that is, among other things, at a value per Zi Share in excess of the consideration to be paid by Nuance by at least $0.05 per Zi Share. These conditions could affect the structure, pricing and terms proposed by a third-party seeking to acquire Zi and could deter such third-party from making a competing acquisition proposal.

If the Arrangement is not consummated, Zi may face significant litigation risks with Nuance.

Zi currently has several litigation matters involving Nuance. See also Item 3 “Legal Proceedings”. If the Arrangement is not consummated, Nuance may seek to even more aggressively pursue litigation against Zi. If Nuance were to pursue additional litigation against Zi, the cost of such litigation to Zi and the distraction to Zi’s management and Board from Zi’s business and operations may be significant.

If the Arrangement is not consummated, Zi will likely need additional funding to fund its operations.

If the Arrangement is not consummated, Zi will likely need additional financing to fund its operations. Such additional financing may involve the issuance of additional common shares or other equity and/or debt securities and other forms of borrowing. Issuances of additional equity securities may dilute the per share value of common shares held by Zi’s existing shareholders. If Zi issues debt securities or obtains other forms of borrowings, Zi may have to accept terms or borrowing arrangements that limit its ability to incur additional debt, or that require it to maintain certain financial ratios or subject it to other covenants that could restrict its business and growth. Further, any such financing may not be available to Zi on terms acceptable to it, if at all. If any such financing is not available to Zi, Zi may be required to significantly curtail its operations.

Risks that May Impact Zi’s Business or Results of Operations if the Arrangement is not Consummated

Zi has incurred net losses to date and may not become profitable.

The Company has a limited history of operating profits. Zi’s consolidated net losses totalled $7.4 million for its fiscal year ended December 31, 2008, $5.1 million for its fiscal year ended December 31, 2007, and $11.0 million for its fiscal year ended December 31, 2006. As of December 31, 2008, Zi’s accumulated deficit was $121.1 million. Zi faces significant and potentially costly challenges in simultaneously pursuing key research and development goals while attracting customers for its products and services.

The Company is executing a business plan to continue as a going concern, which is to achieve profitability through cost reductions and increased revenues. The Company intends to ultimately achieve profitability. There is substantial doubt that the Company will be successful in executing this plan and continue as a going concern. Should the Company fail to achieve profitability, or if necessary, raise sufficient capital to sustain operations, the Company may be forced to suspend operations, and possibly even liquidate its assets and wind-up and dissolve the Company.

Zi’s operations may have been, and could be in the future, adversely affected by the Receiver for the Lancer Funds holding approximately 37% of the Company’s shares.

In August 2003, Zi became aware of information that suggested a group of funds, including Lancer Partners LP and Lancer Offshore Inc. (collectively, the “Lancer Funds” or “Lancer Entities”), had accumulated a significant percentage of Zi’s outstanding common shares. This information followed the appointment in July 2003 of the Receiver for the Lancer Funds who was appointed as a result of a U.S. Securities and Exchange Commission (the “SEC”) enforcement proceeding which alleged securities law violations by the management of the Lancer Funds. In December 2003, Zi learned through Lancer Funds’ regulatory disclosure that the Lancer Funds believed their ownership amounted to approximately 49% of Zi’s outstanding shares at the time. The accumulation was done in apparent violation of U.S. and Canadian securities laws, and without Zi’s knowledge or assistance. Based on the Receiver’s most recent regulatory filings, the Receiver holds 18,718,008 of Zi’s common shares, which amounts to 37% of Zi’s outstanding common shares as of December 31, 2008. Certain legal disputes arose between the Company and the Receiver, which were settled pursuant to a settlement agreement signed in February, 2007.

Prior to such settlement, the legal matters related to the Receiver had or may have had adverse effects on Zi’s operations in a number of ways:

  the Company incurred significant legal fees in connection with issues concerning the Receiver;
  promising acquisition candidates and possible financing sources terminated discussions with Zi based upon uncertainty regarding the future composition of Zi’s Board and management of the Company and the possible impact of sales of Zi’s securities by the Receiver;
  Zi’s customers and potential customers similarly raised concerns about the future management of the Company and its ability to live up to its contractual commitments;
  Zi’s efforts to recruit highly qualified members of executive management and additional directors from the Company’s industry were hampered by the disputes between the Company and the Receiver; and
  Scarce management resources were diverted from Company operations to addressing the foregoing concerns raised by Zi’s customers, employees, shareholders and potential acquisition candidates.

Pursuant to the settlement agreement, the parties discontinued, with prejudice, all litigation and regulatory proceedings of any kind. In addition, the Receiver, and certain of Zi’s current and former directors delivered mutual releases. Nevertheless, there can be no assurance that disputes with the Receiver and the adverse effects resulting therefrom noted above will not occur again in the future.

Uncertainties regarding the impact of possible sales of Zi’s shares by the Receiver may negatively impact the market price for Zi’s securities.

According to the Receiver’s filings with the SEC, as of the date of this Report, the Receiver holds approximately 37 percent of Zi’s outstanding shares. The Receiver has in the past, and may in the future, announce an intention to sell shares in the open market. These announcements, whether or not they are accompanied by contemporaneous sales, may have a depressive effect on the market price for Zi’s securities. See Item I – “History and Development of the Company- Acquisition of Zi Shares by the Lancer Funds”.

The Receiver may negotiate the resale or transfer of all or a significant portion of its shares in Zi without Zi’s involvement at any time.

The Receiver was appointed by a court of law to manage all of the assets of the Lancer Funds, including the Lancer Funds’ position in Zi. Although the Receiver has continued to maintain a significant ownership interest in Zi since its initial appointment, the Receiver may attempt to divest itself of such interest. The Receiver may negotiate with third parties, without Zi’s involvement, the Receiver’s resale or transfer of all or a significant portion of its shares in Zi in a private transaction or as a part of a takeover or acquisition proposal. In light of the number of shares held by the Receiver, any such resale or transfer could result in a third-party acquiring a significant ownership interest in Zi or possibly result in a change of control of Zi. As a result of the historical relationship between Zi and the Receiver, there can be no assurance that Zi will have input as to whom and at what price such shares may be transferred or sold.

Declining general economic, business and industry conditions have adversely affect Zi’s business and results of operations.

The recent disruptions in global economic conditions have significantly adversely affected the software and telecommunications industries as a whole and have also impacted upon Zi’s business and results of operations as well. Concerns over credit conditions resulting from the recent financial crisis affecting the banking system and financial markets, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence and spending, reduced corporate profits and spending, and generally adverse business conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. As a result, Zi has experienced deferrals and a slowdown in orders and anticipates this trend to continue as the current recession is expected to last through 2009. These conditions make it extremely difficult for Zi’s customers, Zi’s vendors and Zi to accurately forecast and plan future business activities, and they could cause businesses to further slow spending on Zi’s products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times such as the current recession, Zi’s customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to Zi. If that were to occur, Zi may be required to increase its allowance for doubtful accounts and Zi’s accounts receivable days sales outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce Zi’s revenue and its ability to secure financing in the future on favourable terms, if at all. Zi cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the software and telecommunications industries. If the economy or the markets in which Zi operates do not improve from their current condition or if they continue to deteriorate, Zi’s customers or potential customers will continue to reduce or delay their product development, which could impact Zi’s business and results of operations. Further, given the current economic downturn, there is significant uncertainty the Company will be successful in marketing Qix to OEMs and ODMs.

Zi operates in a new and developing market and the Company may not be able to sustain the rapid development required in its industry to remain competitive.

The development of Zi’s input technology market depends upon:

  the growth of third party applications incorporating Zi’s products and technologies;
  the demand for new applications;
  the ability of Zi’s products and technologies to meet and adapt to these needs; and
  continuing price and performance improvements in hardware and software technology to reduce the cost and increase the performance of products incorporating Zi’s products and technologies.

These markets may not develop further and the current level of market acceptance of Zi’s products may decrease or may not be sustainable. The Company must adapt to rapid changes in technology and customer requirements to remain competitive.

The market for Zi’s products has been characterized by:

  rapid technological change;
  frequent product introductions;
  evolving customer requirements; and
  aggressive price competition.

Zi believes that these trends will continue into the foreseeable future. Zi’s success will depend, in part, upon its ability to:

  enhance its existing products and gain market share while controlling costs;
  successfully develop new products or additional localized versions that meet increasingly demanding customer requirements; and
  gain market acceptance.

To achieve these goals, Zi will need to continue to make substantial investments in product development and marketing. Zi may not:

  have sufficient resources to make these investments;
  be successful in developing product enhancements or new products on a timely basis, if at all; or
  be able to successfully market these enhancements and new products once developed.

Further, Zi’s products may be rendered obsolete or uncompetitive by new industry standards, changing technology or developments by competitors.

If the market for Zi’s products does not develop on a continuing and sustainable basis, its financial position may be adversely impacted and could include recording additional impairment charges on the value of capitalized software development costs.

Zi operates in an intensely competitive environment and it may not be able to compete successfully or gain market acceptance.

The software industry is intensely competitive and is characterized by rapid technological advances, evolving industry standards, price competition and technological obsolescence. Major Asian, European and North American software and technology companies engage in development of input or other interface software. Zi’s actual or potential input technology competitors include, but are not limited to: Motorola; Nuance; Nokia; Openwave; Microsoft; Research in Motion, Abaxia, FujiSoft, Adaptx, Vision Objects, Diotek, HanWang, Guobi and Chinastar. Many of Zi’s competitors have longer operating histories and have greater financial, technical, sales, marketing and other resources. To a great extent, Zi’s ability to compete will depend on such factors as product features, technical superiority, ease of use, price, quality, technical support and services, product development capabilities, marketing, distribution channels, and ability to meet delivery schedules. There can be no assurance that Zi’s products and services can compete successfully or gain market acceptance. Other companies with greater financial and technical resources and larger marketing organizations could enter the market and pose a potential threat if they can develop technologies and products that can rival those developed by Zi.

Zi’s products may contain defects that could harm its reputation, be costly to correct, expose the Company to litigation and harm its operating results and financial condition.

Zi develops software products that may contain undetected errors or failures. Design errors or hidden defects in Zi’s software or in third party components or software may be discovered after initial product sampling, resulting in delays in volume production or recalls of products sold. If defects are discovered, Zi may not be able to correct them in a timely manner or at all. Defects and failures in Zi’s products could result in a loss of, or a delay in, market acceptance of Zi’s products. In addition, defects in Zi’s products could cause adverse publicity, damage its reputation and impair its ability to acquire new customers. In addition, Zi may need to make significant expenditures to eliminate defects from its products. As well, defects and failures in Zi’s products could expose it to claims for liability or other claims involving costly litigation.

Zi may be unable to develop and to maintain collaborative development and marketing relationships, which could result in a decline in revenues or slower than anticipated growth rates.

A key element of Zi’s business strategy is the formation of collaborative relationships with other leading companies. Zi believes that its success will depend, in part, on its ability to maintain these relationships and to cultivate additional alliances with such companies. There is no assurance that Zi’s historical collaborative relationships will be commercially successful, that Zi will be able to negotiate additional collaborative relationships, that such additional collaborative relationships will be available to Zi on acceptable terms, or that any such relationships, if established, will be commercially successful. In addition, there is no assurance that parties with whom Zi has established, or will establish, collaborative relationships will not, either directly or in collaboration with others, pursue alternative technologies or develop alternative products in addition to, or instead of, Zi’s products or experience financial or other difficulties that lessen their value to Zi and to its customers. Zi’s financial condition or results of operations may be adversely affected by either Zi’s failure or the failure of these third parties to establish and maintain collaborative relationships.

Zi relies on large and small customers to adopt its technology and its financial success may be affected if these customers either do not implement Zi’s technology or suffer their own financial hardships.

Zi’s royalty and licensing fee-based revenues depend in substantial part on Zi’s ability to successfully integrate and maintain compatibility of its technology with the applications of its customers. Because Zi relies heavily on third party integration of its technology into customer products, lead time to revenue recognition can be longer than software products directly released into consumer channels. Purchase of Zi’s products by customers often requires significant expenditure of time and resources by the customers. Accordingly, the decision to purchase Zi’s products typically requires significant pre-purchase evaluation. Zi may spend significant time educating and providing information to prospective customers regarding the use and benefits of its products and technologies. During this evaluation period, Zi may expend substantial sales, marketing and management resources.

Furthermore, Zi’s products and technologies sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales. Zi’s revenues are thus subject to delays and possible cancellation resulting from customer integration risks and delays. Zi may not be successful in continuing to be selected as a technology provider for these customers, and the failure to be selected by Zi’s customers would have a material adverse effect on Zi’s sales. In addition, the resolution of a patent infringement claim with a principal competitor restricts the Company and its affiliates from using and selling certain no-longer distributed earlier versions of eZiText for Latin-based languages in the United States. Furthermore, due to Zi’s royalty-based revenue model, the failure of Zi’s key customers to achieve market acceptance of products incorporating Zi’s software could have a material adverse effect on its business, operating results and financial condition. There is an increased number of customers who have negotiated fixed pricing into their licensing agreements which means that Zi’s total compensation for successful products incorporating Zi’s software could be capped at a level that is below the compensation it might have received from a royalty-based license agreement and, as a result, these capped amounts may have a material adverse effect on Zi’s revenue growth.

As well, the Company has invested money, time and resources into the acquisition and development of Decuma and Qix technologies, both of which are recent additions to the Zi portfolio of products. Zi may not be successful in persuading new customers to license such technologies. Potential customers may spend significant amounts of time evaluating Zi’s technologies prior to their decision to license and deploy Zi’s products. Furthermore, any customers who do license such technology may fail to achieve market acceptance of products incorporating such technologies. Due to Zi’s license-fee and royalty-based revenue models, any of the above-referenced potential failures could have a material adverse effect on Zi’s business, operating results and financial condition.

Due to these factors, Zi’s sales cycles are long and unpredictable. As a result, Zi’s revenues may fluctuate from quarter to quarter and Zi may be unable to adjust its expenses accordingly. This could cause Zi’s operating results and share price to fluctuate. Customers typically perform numerous tests and extensively evaluate products before incorporating them into products. In addition, Zi expects that the delays which are inherent in its sales cycle could raise additional risks of customers deciding to cancel or change their product plans. Zi’s business would be adversely affected if a significant customer reduces or delays orders or chooses not to deploy products incorporating its technology.

Zi’s customers are subject to highly competitive demand and pricing structures for products and services prevalent in the telecommunications industry. In 2008, 2007 and 2006 Zi derived 44%, 33% and 37% respectively of its total revenue from two customers. Zi believes that revenue derived from current and future customers who dominate handset phone manufacturing will continue to represent a significant portion of Zi’s total revenue for its technologies. Zi’s inability to continue to secure and maintain a sufficient number of contracts from such dominant customers would have a material adverse effect on Zi’s business, financial condition, operating results and cash flows derived from Zi’s technologies. Moreover, Zi’s success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions. As well, certain of Zi’s key customer licenses are at, or approaching, the end of their license terms and it is uncertain whether Zi will be successful in negotiating renewals with these customers.

Zi’s overall market breadth for products and services may be constrained by:

  the increasing market share of major handset industry leaders;
  the influence of software integrators and platform suppliers in serving new customers with pre-packaged solutions; and
  dependence on a small number of customers, and potential customers with a trend in the industry towards increased consolidation among the customer base.

Zi’s ability to operate could be hindered by the proprietary rights of others and its inability to adequately protect its intellectual property rights.

A number of companies and educational institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to Zi’s business. Some of these technologies, applications or patents may conflict with Zi’s technologies or intellectual property rights or limit the ability of Zi’s customers to integrate Zi’s technologies onto their platforms. Such conflicts could limit the scope of the patents, if any, that Zi may be able to obtain or result in the denial of Zi’s patent applications altogether.

If patents that cover Zi’s activities are issued to other persons or companies, Zi could be made subject to claims of infringement, and, as described in the section below, Zi has been affected by such litigation. Even if Zi believes that it does not infringe, the costs of defending intellectual property litigation are substantial. In the event that other parties' patents cover any portion of Zi’s activities, Zi may be forced to develop alternatives or negotiate a license for such technology. Zi may not be successful in either developing alternative technologies or acquiring licenses upon reasonable terms, if at all. Any such license could require the expenditure of substantial time and other resources and could harm Zi’s business and decrease its earnings. If Zi does not obtain such licenses, it could encounter delays in the introduction of its products or could find that the development, manufacture or sale of products requiring such licenses is prohibited.

For a summary of material legal proceedings related to the Company, see Item 3 – “Legal Proceedings”.

Existing copyright, trademark, patent and trade secret laws only afford limited protection for Zi’s proprietary rights. Third parties may attempt to copy or reverse engineer aspects of Zi’s products or proprietary information. As well, performance improvements in computing capability of appliances that serve Zi’s market may make it easier for competitors to replicate the appearance and functionality of Zi’s products without impinging on certain technical elements of Zi’s intellectual property. Accordingly, Zi may not be able to adequately protect its intellectual property.

Zi’s business may be adversely affected by a settlement agreement with a principal competitor.

As described in Item 1 – “History and Development of the Company - Intellectual Property Litigation”, the Company and AOL (including its affiliates) settled a judgment under U.S. based litigation by a written settlement agreement dated December 6, 2002. Under the settlement agreement, the Company consented to, among other things, an injunction under a consent judgment which prohibits the sale or use in the United States of earlier versions of the Company’s eZiText product. Such earlier versions of eZiText are not currently sold or offered for sale or used by the Company in the United States. This injunction does not apply to or prohibit the sale or use of such earlier versions of the Company’s eZiText product in countries other than the United States. In the ordinary course of business, the Company, Nuance. (Zi’s principal competitor in the text input market and acquirer of Tegic, a former AOL subsidiary) and others seek to protect their intellectual property in various countries and jurisdictions through administrative proceedings and civil litigation. The settlement of the AOL lawsuit dealt only with certain patent infringement claims in the United States.

Zi needs to be able to manage its growth or else its operating results and financial condition will be materially adversely affected.

Zi believes that continued growth in the number, breadth and complexity of its product lines while controlling its operating costs will be required to establish and maintain its competitive position. Zi’s growth, coupled with the rapid evolution of its markets, has placed, and may continue to place, significant strain on the Company’s administrative, operational and financial resources and increased demands on its internal systems and procedures. In the event that Zi’s operations continue to grow, or grow rapidly, there is a risk that Zi’s current administrative infrastructure, systems and procedures may not be adequate to support the Company’s operations, or that management may not be able to achieve the rapid, effective execution of the product and business initiatives necessary to successfully penetrate the markets for Zi’s products and services. If Zi is unable to manage future growth effectively, its business, operating results and financial condition may be materially adversely affected.

If the Company does not continue to develop new products, future revenues will be negatively affected.

The Company’s existing product portfolio is limited. Zi’s financial success relies substantially on a limited number of products. Failure to innovate, develop and integrate new products into Zi’s existing product lines, in addition to enhancing the performance and functionality of existing products, could result in the Company failing to achieve financial success.

Zi depends on its key personnel and failure to attract and retain these people could have a negative impact on Zi’s operations.

Zi’s success will be dependent, in part, on the performance of the Company’s personnel who develop Zi’s technology and manage its business. Zi has personnel that it believes are competent in the development of its technology, services and software related products and have endeavored to hire and retain qualified managerial and technology development services people for the development and expansion of the Zi Technology business. Nevertheless, failure to retain their expertise or to attract and retain key personnel with necessary technological and marketing skills, could have a materially adverse effect upon Zi’s ability to grow and operate profitably. Likewise, failure to retain the services of Milos Djokovic, President and Chief Executive Officer, Blair Mullin, Chief Financial Officer, Roland Williams, Senior Vice President Intellectual Property, Axel Bernstorff, Vice President of Global Sales, Brandon Mensinga, Senior Director – Products, Weigen Qiu, Director - Technology Development and Blevins Tang, Director - Quality Assurance, could have a materially adverse effect upon Zi’s ability to grow and operate profitably. The Company’s insurance coverage does not include key-man life insurance for any of the above mentioned individuals.

Zi operates in diverse geographic markets and faces regulatory and political risks abroad which could negatively impact its operations.

Zi’s products and technologies are sold in a number of countries throughout the world. The primary markets for Zi’s products and technologies are Asia, North America and Europe. Zi’s international business operations expose the Company to difficulties in coordinating its international activities and dealing with multiple regulatory environments, as well as to risks of international political and economic conditions.

Zi’s global business may be materially adversely affected by, among other things:

  political and economic changes and disruptions in the countries into which Zi sells products or has operations;
  limits on repatriation of earnings;
  changes in various regulatory requirements and the cost of compliance with a wide variety of laws;
  difficulties in enforcing contracts;
  difficulties in protecting intellectual property;
  governmental currency controls;
  export/import controls;
  tariff regulations and other trade barriers;
  costs and risks of localizing products for foreign countries;
  difficulties in staffing and managing operations in multiple locations in many countries;
  greater difficulties in trade accounts receivable collection; and/ or possible adverse tax consequences.

In addition, Zi’s operations and the market price of its common shares may also be affected by adverse economic conditions in Asia, North America and Europe. Zi’s operations and its ability to continue to generate revenues in these regions may be affected by adverse economic conditions or political instability in such regions as well as other external business risks.

There can be no assurance that such factors will not materially adversely affect the revenues from Zi’s international business and, consequently, its results of operations. In addition, revenues and/or earnings earned abroad may be subject to taxation by more than one jurisdiction, or certain expenses which Zi has claimed as a deduction for tax may be disallowed for various reasons by a domestic or foreign jurisdiction, which could materially adversely affect Zi’s earnings.

Zi anticipates the need for additional capital to support its operations and future growth.

Zi anticipates that it will require capital to sustain its operations and to finance the continued growth of operations. To date, Zi has raised capital primarily through private placements of common shares. Unless Zi’s cash flow from operations is sufficient to meet its operating capital requirements, any shortfall must be covered by Zi’s cash position, the sale of securities or through other forms of third party financing. Zi may still require additional financing to support its product expansion or continued operations. There can be no assurance that sufficient financing will continue to be available to sustain Zi’s operations and growth, to develop new and existing markets or to complete development of products that fully exploit Zi’s owned or licensed technologies. Failure to obtain adequate additional financing on a timely basis could have a material adverse effect on Zi’s business and operations.

Zi’s quarterly results are subject to fluctuations which could negatively affect its financial results.

Zi has experienced, and is likely to continue to experience, significant fluctuations in quarterly operating results caused by many factors. These factors include, among other things:

  dependence on the market acceptance and sales of Zi’s licensees’ products in which its technologies are embedded;
  seasonality of sales of Zi’s licensees’ products;
  changes in the demand for Zi’s technology;
  the introduction or enhancement of products and services by Zi and its competitors and market acceptance of those enhancements or products;
  delays in the introduction of products or enhancements by Zi;
  the timing of significant orders, delivery and implementation of Zi’s products;
  the gain or loss of any significant customer;
  changes in Zi’s pricing policies or those of Zi’s competitors;
  the mix of distribution channels through which products are sold and the mix of products and services sold;
  the mix of international and North American revenues;
  exchange rate fluctuations;
  the timing of any acquisitions and related costs;
  foreign currency exchange rates and general economic conditions; and
  legal and other costs associated with defense and resolution of patent infringement claims and other litigation the Company is involved in.

In addition, there are several factors that could cause material fluctuations in Zi’s revenues from quarter to quarter, including, among other things:

  the size and timing of individual license transactions by Zi’s customers;
  the potential for delay or deferral of customer implementation of Zi’s technology;
  the terms of future licensing arrangements between Zi and its customers;
  inaccuracies in reporting of royalties and license fees by customers;
  geopolitical events;
  world health factors; and
  credit risks such as bankruptcies or other economic hardships affecting any of Zi’s customers.

In addition, Zi’s new license revenue and results of operations may fluctuate on a quarterly and annual basis in the future as a result of a number of factors, many of which are outside of Zi’s control. A sale of a new license generally requires a customer to make a purchase decision that involves a significant commitment of capital. As a result, the sales cycle associated with the new license revenue will vary substantially and will be subject to a number of factors, including customers’ budgetary constraints, timing of budget cycles and concerns about the pricing or introduction of new products by Zi or its competitors. If Zi’s revenues or operating results fall below the expectations of financial analysts or investors, the trading price of Zi’s common shares could fall.

The laws and policies restricting foreign alliances, partnerships, investments, distribution or sale in the software technology industry could change and adversely affect Zi’s operations in the foreign countries in which it operates.

Zi may also be materially adversely affected by laws restricting foreign alliances, partnerships and investment in the technology and information industries. Some countries have extensive restrictions on foreign alliances, partnerships and investments in the information industries. For example, China has substantial limitations on companies that provide content on the Internet and dissemination of information on the Internet. Internet service providers are governed under telecommunications laws which substantially restrict foreign ownership and investment in telecommunications companies in China. In 1999, the Chinese government requested the termination of certain Chinese-foreign corporations on the basis that the structure used for these corporations was no longer permitted. There is no way of predicting whether the governments in the countries in which Zi operates will enact any similar limitations with respect to any of the products or services that Zi sells or licenses, or whether any such law, if enacted, will force Zi to reduce or restructure its products and offerings in such countries. The realization of any of these possibilities may substantially increase Zi’s costs of doing business or delay the commercialization of its products, which may adversely affect Zi’s business and results of operations.

Zi may be materially adversely affected by foreign laws restricting the repatriation of earnings. For example, the distribution of earnings from China to foreign countries is subject to the approval of the Chinese Central Bank. The procedures are complicated and time consuming. Zi may become subject to claims from third parties (including foreign government agencies) based in foreign jurisdictions for violations of their laws. These laws may be changed or new laws may be enacted in the future. The administration and enforcement of law and justice in some jurisdictions that Zi does business in may be different and therefore unpredictable relative to U.S. practice. International litigation is often expensive, distracting and time consuming. These consequences could be particularly disruptive to Zi given its relatively small size of operations and limited resources. Accordingly, any occurrence of the foregoing could have a material adverse effect on Zi’s business.

Zi is subject to foreign currency exchange risks; accordingly, fluctuations in exchange rates could have a material effect on its results of operations.

A significant portion of Zi’s expenses have been, and will likely continue to be, incurred or generated in currencies other than the U.S. dollar, principally, the Canadian dollar, Hong Kong dollar, Chinese renminbi, Swedish krona, British pound and the Euro. Zi’s results are reported in U.S. dollars. Accordingly, fluctuations in exchange rates have a material effect on Zi’s results of operations. In 2005, Chinese authorities re-valued the renminbi and it is no longer pegged against the U.S. dollar. To date, Zi has not engaged in foreign currency exchange rate hedging activities. If Zi implements hedging techniques in the future with respect to foreign currency transactions, there can be no assurance that Zi will be successful in such hedging activities. Conversion of the Chinese renminbi to other currencies is subject to approval by the government of China. Foreign exchange gains or losses for the past three years have been: a loss of $437,066, a gain of $293,079 and a gain of $235,113 in each of 2008, 2007 and 2006, respectively. These gains and losses generally relate to balances on Zi’s balance sheet that are denominated in currencies other than the U.S. dollar. It should be noted that Zi’s expenses are higher in 2008 compared to 2007 due to the depreciation of the U.S dollar against other currencies in general, especially against the Canadian dollar which has contributed most significantly to the increase in expenses. Zi estimates that expenses have increased by approximately $400,000 in 2008 compared to 2007 due to the depreciation of the U.S. dollar.

As a non-U.S. corporation, it may be difficult for shareholders to pursue claims under U.S. securities laws against Zi.

The enforcement by investors of civil liabilities under the federal securities laws of the United States may be affected adversely by the fact that Zi is incorporated under the laws of Alberta, Canada, that the independent registered chartered accountants who have audited Zi’s financial statements and some or all of Zi’s directors and officers may be residents of Canada or elsewhere, and that all or a substantial portion of Zi’s assets and said persons are located outside the United States. As a result, it may be difficult for holders of the common shares to effect service of process within the United States upon people who are not residents of the United States or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the federal securities laws of the United States.

Zi is subject to examinations by taxation authorities of the jurisdictions in which it operates in the normal course of operations.

In the past, Zi has been subject to examination by tax authorities, including an examination by the Canada Revenue Agency (the “CRA), regarding Zi’s international transfer pricing policies and procedures and documentation for the 2002 and 2003 taxation years. Such examination by the CRA has been successfully resolved, however Zi may in the future be subject to additional examinations by various tax authorities. In responding to such examinations, Zi may incur significant costs and the expenditure of significant amounts of time, even if such examinations do not lead to an adjustment of the taxes payable by Zi. If an examination does reveal a discrepancy in Zi’s tax reporting, Zi may be subject to increased tax payments, interest and/or penalties.

If the Company is characterized as a passive foreign investment company, its shareholders may be subject to adverse U.S. federal income tax consequences.

Although Zi has never made an annual determination of its passive foreign investment company (“PFIC”) status, as such term is defined by US taxation legislation for US taxation purposes for any of its taxable years, Zi is not aware of any factor that would cause it to believe that it has ever been a PFIC, or would be for the current taxable year. PFIC classification is factual in nature, generally cannot be determined until the close of the taxable year in question, and is determined annually. There can be no assurance that Zi will not be considered a PFIC for any past or current taxable year.

If Zi were classified as a PFIC for any taxable year during which a U.S. holder (as defined in the Information Circular) holds Zi Shares, any gain recognized on the sale of such shares and any “excess distributions” (as specifically defined in the United States Internal Revenue Code of 1986, as amended (the “Code”)) paid on the shares must be ratably allocated to each day in a U.S. holder’s holding period for the shares. The amount of any such gain or excess distribution allocated to prior years of such U.S. holder’s holding period for the shares generally will be subject to U.S. federal income tax at the highest tax applicable to ordinary income in each such prior year, and the U.S. holder will be required to pay interest on the resulting tax liability for each such prior year, calculated as if such tax liability had been due in each such prior year.

The Company may be deemed to be a controlled foreign corporation under the Code.

If more than 50% of the voting power of all classes of shares or total value of the shares of the Company is owned, directly or indirectly, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom owns 10% or more of the total combined voting power of all classes of shares of the Company, the Company could be treated as a “controlled foreign corporation,” or CFC as such term is defined under Subpart F of the Code. This classification would effect many complex results including the required inclusion by such United States shareholders in income of their pro rata shares of “Subpart F income” (as specifically defined by the Code) of the Company.

Based on information available to it, Zi does not believe that it is a controlled foreign corporation. However, there can be no assurance that Zi is not a controlled foreign corporation. The controlled foreign corporation rules are very complicated, and U.S. holders should consult their own financial advisor, legal counsel or accountant regarding the controlled foreign corporation rules and how these rules may impact their U.S. federal income tax situation.

The Company does not currently meet certain NASDAQ bid requirements, and if Zi is unable to meet such requirements, its common shares may be delisted from the NASDAQ.

The Company received a NASDAQ Staff Deficiency Letter dated January 30, 2008 stating that the bid price of Zi's common shares had closed below US$1.00 per share for 30 consecutive days. As a result, in accordance with NASDAQ Marketplace Rule 4310(c)(8) (the “Rule”), Zi was granted 180 calendar days, or until July 28, 2008, for the bid price of its common shares to close at US$1.00 or more for a minimum of 10 consecutive business days. As of July 28, 2008, the Company had not regained compliance with the minimum bid price requirement. On August 1, 2008, the Company received a letter from NASDAQ (the “Determination Letter”) indicating that because the Company was not eligible for an additional 180 calendar day compliance period given that it did not meet the NASDAQ initial inclusion criteria set forth in NASDAQ Marketplace Rule 4310(c), trading of the Company’s common shares would be suspended at the opening of business on August 12, 2008 and a Form 25 would be filed with the SEC to remove the Company’s common shares from listing on the NASDAQ.

On August 8, 2008, the Company notified NASDAQ of its intention to appeal NASDAQ’s determination to delist Zi’s common shares from the NASDAQ. The delisting of these shares was then postponed, pending the outcome of the appeal. On August 29, 2008, the Company submitted its plan to regain compliance with the minimum bid price requirement (the “Plan of Compliance”). Zi’s Plan of Compliance indicated, among other things, that it would undertake to effect a reverse share split by December 22, 2008 if it was not able to demonstrate compliance with the minimum bid price requirement in the near term. On September 18, 2008, the Company presented an oral argument at a hearing before a NASDAQ Hearings Panel (the “Panel”) to request a time period of 180 calendar days, pursuant to Marketplace Rule 4802(b), from the date of the Determination Letter to regain compliance with the minimum bid price requirement.

On October 16, 2008, NASDAQ suspended the minimum bid price requirement for all NASDAQ-listed issuers, including the Company, through January 16, 2009. On December 23, 2008, NASDAQ extended this suspension of the minimum bid price requirement for all NASDAQ-listed issuers through April 20, 2009. On March 23, 2009, NASDAQ further extended this suspension of the minimum bid price requirement for all NASDAQ-listed issuers through July 20, 2009.

As of October 16, 2008, the Panel had not yet issued a decision on the Company’s appeal. The Company’s appeal is stayed during the period from October 16, 2008 through July 20, 2009. Should the Company not have demonstrated compliance with the US$1.00 minimum bid price requirement by July 20, 2009, then Zi’s common shares may be delisted unless the Panel allows it to submit an updated Plan of Compliance.

There can be no assurance that the Panel will permit Zi to submit an updated Plan of Compliance or that it will grant Zi additional time to achieve compliance with the minimum bid price requirement. Further, there can be no assurance that Zi will be able to meet the minimum bid requirement, even if granted additional time, and therefore, its shares may be delisted from the NASDAQ.

The Company may not be successful in continuing to implement an inter-company royalty program in order to access cash in its Chinese Subsidiaries that is currently classified on its balance sheet as Restricted Cash.

On April 7, 2008, Zi successfully transferred $2.1 million in cash held in Zi’s subsidiary in China to the Company. The $2.1 million cash is part of the $2.7 million reported in the Company’s audited financial statements as Restricted Cash as of December 31, 2007. The transfer of this cash resulted from the implementation of an inter-company royalty program which was developed in order to provide an ongoing mechanism to make all cash balances of the Company fully available to fund the day-to-day operations of Zi globally, while at the same time complying with international transfer pricing rules and regulations. The portion of the $2.7 million that was not transferred was partially used to pay required taxes to effect the transfer and the remainder was left in Zi’s Chinese subsidiary for working capital purposes. The continued implementation of the inter-company royalty program requires ongoing actions on the part of Zi. There can be no assurance that such continuing implementation will be successful.

Zi may be contractually restricted from announcing the details of important licensing agreements.

From time to time, Zi may publicly announce the signing of licensing agreements with its customers. However, to the extent permitted by securities law and regulatory obligations, Zi is sometimes contractually restricted from announcing many of the details of such licensing agreements, or even from announcing the existence of such agreements, or the name of the customer in such agreements. Failure to announce the existence of certain agreements, or failure to announce certain details of such agreements, including the name of the customer, may have a negative effect upon Zi’s share price.

Certain of Zi’s significant customers may terminate their agreements with Zi in the event of a partial change of control of Zi.

According to license agreements signed with certain of Zi’s significant customers, such customers have the right to terminate their license agreements with Zi in the event of a change of control of Zi, including a partial change of control. As a result, these termination rights may be applicable, even if the Arrangement with Nuance is not consummated, in the event that a partial change of control takes place.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

The Company’s current facilities include administrative and sales offices, and engineering offices. The table below describes Zi’s material properties:

Approximate
Location	Purpose	Owned or leased	Square footage
Calgary, Alberta	Corporate head office and engineering office	Lease expires June 30, 2012	13,355 sq ft
Vancouver, British Columbia	Software development	Lease expires May 31, 2009. Lease automatically renews every six months until terminated with 60 days advance notice	140 sq ft
Martinez, California	North American sales office	Lease expires November 30, 2009	350 sq ft
Hong Kong, SAR	Asia Pacific sales and engineering office	Lease expires November 18, 2009	893 sq ft
Beijing, PRC (ZST)	PRC R&D office	Lease expires February 28, 2010	3,606 sq ft
Beijing, PRC (ZiB)	PRC sales and engineering office	Lease expires December 31, 2009	4,252 sq ft
Lund, Sweden	Corporate head office and engineering office for Decuma	Lease expires June 30, 2012. Lease automatically renews every twelve months until terminated with nine months advance notice.	4,237 sq ft

Zi believes its facilities are adequate for its operations and has no plans to add facilities during the remainder of 2009.

ITEM 3.

LEGAL PROCEEDINGS

Zi and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business. Information on material litigation is described below.

Events Preceeding the Litigation Referenced In Sections 1-3 Below

On August 14, 2008, Nuance made a proposal to acquire all of the outstanding common shares of Zi. On August 15, 2008, Zi announced that it had declined to enter into negotiations with Nuance regarding such proposal, and stated that Zi’s Board had concluded that the proposal did not recognize the full value of Zi.

1.     Tegic Communications, Inc. and Nuance Communications, Inc. v. Zi Corporation

Nuance filed a motion for contempt against Zi in the California Court on August 19, 2008, alleging Zi violated a 2002 consent judgment which settled a previous patent litigation with Tegic involving Zi’s eZiText software (see Item 1 – “History and Development of the Company – Intellectual Property Litigation”). Tegic was acquired by Nuance on August 24, 2007. On November 7, 2008, Zi filed a response to the motion for contempt and a cross-motion to compel arbitration. On November 19, 2008, the judge in the case ordered the dispute to arbitration and denied Nuance’s motion for contempt without prejudice.

2.     Tegic Communications, Inc. v. Zi Corporation and Zi Corporation of America, Inc. (collectively “Zi”)

On December 1, 2008, pursuant to the November 19, 2008 order, (see Item 1 – “History and Development of the Company – Intellectual Property Litigation”), Tegic filed a demand for arbitration with the AAA in New York, NY. Tegic requested an order to permit Tegic to immediately execute on the remaining balance of the Judgment in the previous action being US$4,500,000; disgorgement of Zi’s profits from the license or sale of its eZiText software that is not colorably different from eZiText software versions 4.0 – 4.2, a cease and desist order prohibiting Zi from the license or sale of eZiText software that is not colorably different from eZiText software versions 4.0 – 4.2; damages; and costs. On December 22, 2008, Zi filed an answering statement and counterclaim denying all of Tegic’s claims and requesting a declaration that Tegic breached the 2002 settlement agreement, denying that Zi owes any further sums to Tegic, and requesting an award of damages and loss caused by Tegic’s breach and actions. The parties have been unable to agree on an arbitrator and an arbitrator is being selected in accordance with the Commercial Rules of the AAA. Following the execution of the Arrangement Agreement between Zi, Nuance and Subco, pursuant to which Nuance is to acquire all of Zi Shares (see Item 1 – “History and Development of the Company – Nuance Acquisition of Zi Pursuant to the Arrangement”), the parties agreed to a stay of proceedings in the arbitration proceedings, until the closing of the Arrangement.

3.     Tegic Communications, Inc. and Nuance Communications, Inc. v. Zi Corporation

On August 25, 2008, Nuance launched a patent infringement lawsuit against Zi in the Federal Court in Toronto, Canada. The claim accuses Zi of infringing the intellectual property of Tegic with its Qix and eZiText products, and claiming among other things, an award of punitive damages in the amount of CDN$10,000,000. Nuance was ordered to post security in the amount of CDN$75,000 and subsequently amended its statement of claim to remove the claim for punitive damages. Zi filed its statement of defence and counterclaim on November 28, 2008. Following the execution of the Arrangement Agreement between Zi, Nuance and Subco, pursuant to which Nuance is to acquire all of the Zi Shares (see Item 1 – “History and Development of the Company – Nuance Acquisition of Zi Pursuant to the Arrangement”), the parties agreed to a stay of proceedings regarding this litigation, until the closing of the Arrangement.

4. Certain of the Company’s customers have been subject to a patent infringement claim in the People’s Republic of China as described below. While the Company has not been made party to the claims, these customers have executed licenses with the Company for the use of eZiText on their products, which licenses contain third party intellectual property infringement indemnities. As a result, these claims may have significant consequences for the Company to the extent that such claims may relate to the implementation and use of eZiText on products sold in the People’s Republic of China and to the extent that the Company’s indemnity under its license agreement may be applicable.

(i) Dalian Hanpu Applied Technology Co., Ltd., Hu Xianhua & Hu Bin v. Ericsson (China) Co., Ltd. and Beijing Ericsson Mobile Telecommunication Co., Ltd., (the "First Dalian Ericsson Action"). The First Dalian Ericsson Action is in the Higher People’s Court (the "High Court") in Beijing, China. The High Court served Beijing Ericsson Mobile Telecommunication Co., Ltd. on August 16, 2000, and Ericsson (China) Co., Ltd. with the plaintiffs’ complaint on August 17, 2000. The complaint alleges that Ericsson (China) Co. Ltd. and Beijing Ericsson Mobile Telecommunication Co., Ltd. infringed the plaintiffs’ intellectual property rights, namely Chinese patent ZL96120693.4, "Keyboard Assignment of Stroke Input and its Screen Prompt." On August 18, 2000, Ericsson sent Zi a request for indemnification pursuant to the license agreement between Ericsson Mobile Communications AB and Zi Corporation of Canada, Inc. The Company and its affiliates have not been named as a party in the First Dalian Ericsson Action.

(ii) Dalian Hanpu Applied Technology Co., Ltd., Hu Xianhua & Hu Bin v. Ericsson (China) Co., Ltd. and Nanjing Ericsson Panda Mobile Terminals Co., Ltd., (the "Second Dalian Ericsson (Panda) Action"). The Second Dalian Ericsson (Panda) Action is in the Second Intermediate People’s Court (the "Lower Court") in Beijing, China. This is a lower court than the High Court in which the First Dalian Ericsson Action is being tried. The plaintiffs’ complaint was filed with the Lower Court on February 22, 2001. This complaint alleges that Ericsson (China) Co., Ltd. and Nanjing Ericsson Panda Mobile Terminals Co., Ltd. infringed the plaintiffs’ intellectual property rights, namely Chinese patent ZL96120693.4, "Keyboard Assignment of Stroke Input and its Screen Prompt" (the same patent under suit in the First Dalian Ericsson Action). On February 22, 2001, Ericsson sent Zi a request for indemnification pursuant to the Ericsson Chinese License Agreement (defined below). The Company and its affiliates have not been named as a party in the Second Dalian Ericsson (Panda) Action. A ruling in Ericsson’s favour was issued by the Lower Court on this matter on May 23, 2002. The Lower Court rejected the plaintiff’s claims of infringement finding that: (1) there was no literal infringement of the plaintiff’s patent by Zi’s input technology on the Ericsson phone models in dispute; and (2) the doctrine of equivalence argued by the plaintiff could not be accepted as it would broaden the original scope of the plaintiff’s patent claims. The plaintiff was charged with paying a nominal amount of RMB1,000 to cover case handling fees. The plaintiff has filed a notice of appeal to the High Court in order to appeal this Lower Court ruling. To the Company’s knowledge, Ericsson is defending this appeal.

Both claims described in (i) and (ii) above will be collectively referred to as the "Ericsson/HuBin Claims" and the Ericsson parties named in the Ericsson/HuBin Claims shall be referred to as "Ericsson". Under the respective notices sent to us, Ericsson asserted its rights to indemnification granted by the Company to Ericsson under its Chinese eZiText license agreement with Ericsson signed February 17, 1998 (the "Ericsson Chinese License Agreement"). Pending determination of the actual scope of the alleged infringement and whether the scope of indemnity provided under the Ericsson Chinese License Agreement applies, the Company has taken a course of action where it pays for Ericsson’s legal fees and where it exercises sole control of the conduct of Ericsson’s defense against the Ericsson/HuBin Claims. Ericsson is cooperating and participating with Zi to defend against the Ericsson/HuBin Claims. The Company believes that the allegations are unfounded and without merit and Zi and Ericsson are vigorously defending against the Hu Bin claims.

Furthermore, Ericsson made a separate application to the PRC Patent Office seeking invalidation of the HuBin Patent (the "Invalidation Application"). An invalidation hearing was held with the PRC Patent Re-examination Board on May 27, 2002. In March 2004, a ruling from the PRC Patent Re-examination Board was rendered in favour of the patent. An appeal was heard in October 2004 and Ericsson was successful on most counts. As a result, certain portions of the Hu Bin patent were found to be invalid. This ruling is currently under appeal. The Company is awaiting advice with respect to the status of this appeal. Zi has been informed by its attorneys that, on March 2, 2005, the High Court issued an administrative ruling to suspend the proceedings of the Ericsson/HuBin Claims, in light of the fact that a final decision has not yet been made in respect of the Invalidation Application, and its attorneys believe that it is unlikely for such proceedings to resume prior to a final decision being made on the Invalidation Application.

(iii) Dalian Hanpu Applied Technology Co., Ltd., Hu Xianhua & Hu Bin v. Alcatel Suzhou communication Co., Ltd and Another (the "Dalian Alcatel Action"). On April 5, 2001, the Company received a notice from Alcatel Suzhou Communication Co., Ltd. that Alcatel Suzhou Communication Co., Ltd, and Yanshaqiro Trading Branch of Beijing Yingcong Science and Trade Center have been made parties to a patent infringement claim in the PRC (the "Alcatel/Hu Bin Claims") filed in the Lower Court for infringement of Chinese patent ZL96120693.4 (the same patent in both of the First Dalian Ericsson Action and the Second Dalian Ericsson (Panda) Action). On April 19, 2001, Alcatel sent Zi Corporation of Canada, Inc. a request for indemnification pursuant to the license agreement between Alcatel Business Systems and Zi Corporation of Canada, Inc. Zi responded on May 8, 2001 denying the applicability of the indemnity and the Company has not received any answering response from Alcatel. The Company and its affiliates have not been named as a party in the Dalian Alcatel Action.

A ruling in Alcatel’s favour on this matter was also issued by the Lower Court on May 23, 2002. The rulings by the Lower Court in this Dalian Alcatel Action are substantially similar to those given in the Second Dalian Ericsson (Panda) Action.

The plaintiff has filed a notice of appeal to the High Court in order to appeal this Lower Court ruling. To the Company’s knowledge, Alcatel is defending this appeal.

The Company has disputed the applicability of the indemnity provided by Zi to Alcatel under the license agreement dated October 20, 1999 (the "Alcatel License Agreement") in respect of the Alcatel/HuBin Claims. To date, Zi is not providing any indemnification to Alcatel in respect of Alcatel’s defense of the Alcatel/Hu Bin claim; however, Zi has been actively providing Alcatel technical support for their defense. The Company believes that the Dalian Alcatel Action has been suspended in light of the fact that a final decision has not yet been made in respect of the Invalidation Application.

5. Commencing on March 11, 2005, the Board of Regents of the University of Texas System ("U of T") filed federal lawsuits against numerous alleged infringers of U.S. Patent No. 4,674,112 (the "‘112 Patent") in the U.S. District Court for the Western District of Texas, Austin Division. Of the named parties, the majority were customers of the Company's principal competitor in the text input market and a few are customers of the Company.

The Company was not a named party in the action. The Company has not accepted liability for any indemnity pursuant to its customer license agreements or otherwise. As a result of the Company's efforts, the claim against two of the Company’s customers was dismissed prior to any defence being filed. Without any admission of liability, the Company agreed as a business decision to assume the defence of five of its customers. Given the costs involved, as a business decision, the Company settled the claims against four of the Company’s relatively minor customers.

Simultaneously, the world's second largest provider of mobile phones and the Company's principal competitor in the text input market are seeking re-examination of the ‘112 Patent in the US Patent & Trademark Office.

It is the Company's position that its product or products on a standalone basis does not infringe the ‘112 Patent.

On May 3, 2007, the court issued an Order entering the parties’ stipulation of non-infringement of the asserted patent, dismissing pending counterclaims and entering final judgment in favour of the defendants. U of T filed a notice of appeal on May 23, 2007. The Court of Appeals rendered their decision in July 2008, upholding the decision of District Court. On August 7, 2008, the Board of Regents filed a Petition for Panel Rehearing and Rehearing En Banc, which was denied. Zi has been advised by its attorneys that this matter is now closed.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are listed for quotation on the NASDAQ on the NASDAQ Stock Market System under the symbol “ZICA”, and on the TSX under the symbol “ZIC”. As of March 23, 2009, the Company had 50,667,957 common shares issued and outstanding, held by approximately 193 shareholders of record. On March 23, 2009, the closing price of the Company’s common shares on the NASDAQ was $0.71 and the closing price on the TSX was CDN$0.89.

The high and low sales prices per common share of the Company for each quarter for the two years ended December 31, 2008, as reported by the NASDAQ and the TSX, are shown in the table below. During these periods, the Company did not issue any cash dividends.

NASDAQ (in US$):

	2008		2007
Quarter	High	Low	High	Low
First	$1.13	$0.50	$2.73	1.54
Second	0.65	0.38	1.64	1.05
Third	0.76	0.29	1.37	0.66
Fourth	1.23	0.24	1.35	0.75

Toronto Stock Exchange (in CDN$):

	2008		2007
Quarter	High	Low	High	Low
First	$1.03	$0.51	$3.20	1.80
Second	0.65	0.38	1.88	1.14
Third	0.80	0.30	1.48	0.68
Fourth	0.90	0.32	1.35	0.77

Dividend Policy

To date, Zi has not paid any dividends on shares, and does not anticipate doing so in the foreseeable future. The declaration of dividends on Zi’s common shares is within the discretion of the Board and will depend upon, among other factors, earnings, capital requirements, and the operating and financial condition of the Company.

Exchange Controls

The Company is aware of no governmental laws, decrees regulations or other legislation, including foreign exchange controls, in Canada which may affect the export or import of capital or that may affect the remittance of dividends, interest or other payments to non-resident holders of the Company’s securities. Any such remittances to United States residents, however, are subject to a withholding tax pursuant to The Canada - U.S. Income Tax Convention (1980), as amended (the “Convention”).

Except as provided in the Investment Canada Act, the Company knows of no limitations under the laws of Canada, the Province of Alberta, or in the Articles of Incorporation, the By-Laws or any other constituent documents of the Company imposed on the right of foreigners to hold or vote the common shares of the Company.

Material Canadian Income Tax Consequences

The following is a general discussion of certain possible Canadian federal income tax consequences under the Income Tax Act (Canada) (the “Tax Act”) generally applicable to a non-resident shareholders of common shares of the Company. This discussion is of a general nature only and does not take into account the particular facts and circumstances of any particular non-resident shareholder, nor does it take into account provincial, territorial, United States or other foreign income tax considerations.

This summary is based on the current provisions of the Tax Act and the regulations thereunder (the “Regulations”), all specific proposals to amend the Tax Act and Regulations publicly and officially announced by the Minister of Finance (Canada), the current provisions of the Convention and counsel’s understanding of the current administrative policy and practices of the CRA published in writing prior to the date hereof.

This summary is of a general nature only and is not exhaustive of all possible Canadian Federal income tax consequences. It is not intended as legal or tax advice to any prospective or current holders of common shares of the Company and should not be construed as such. The tax consequences to any prospective or current shareholders of the Company will vary according to that holder’s particular circumstances. Each holder should consult the holder’s own tax advisor with respect to the tax consequences applicable to the holder’s own particular circumstances.

Generally, cash dividends paid by Canadian corporations to non-resident shareholders are subject to a withholding tax of 25%. However, the Convention provides for a 15% withholding tax on dividends paid to all individuals and corporate residents of the United States qualifying for treaty benefits. Dividends paid to any non-resident company that beneficially owns at least 10% of the voting stock of the payer company are subject to withholding tax at 5%.

A non-resident shareholder who holds common shares of the Company as capital property will not be subject to tax on capital gains realized on the disposition of such common shares unless such shares are “taxable Canadian property” within the meaning of the Tax Act and no relief is afforded under any applicable tax treaty. The common shares of the Company would be taxable Canadian property of a non-resident shareholder if the non-resident shareholder used the common shares in carrying on a business in Canada. The common shares of the Company would also be taxable Canadian property of a non-resident shareholder if at any time during the five-year period immediately preceding the disposition, not less than 25% of the issued shares of any class of the Company belonged to the particular shareholder or persons with whom the shareholder did not deal at arms’ length.

Share Repurchases

The Company did not repurchase any of its outstanding securities in the quarter ended December 31, 2008.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Information

This Form 10-K annual report contains "forward-looking statements" within the meaning of applicable United States and Canadian securities laws. Shareholders can identify these forward-looking statements by the use of words such as "expect", "anticipate", "estimate", "believe", "may", "potential", "intends", "plans" and other similar expressions or statements that an action, event or result "may", "could" or "should" be taken, occur or be achieved, or the negative thereof or other similar statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Such statements include, but are not limited to, the Company’s expectation that revenues will increase as a result of its sale agreements and marketing efforts related to the Company’s Qix and Decuma products, its belief that a significant revenue stream will be created from its licensing agreement with ZTE Corporation and from its relationship with Sony Ericsson, its belief that it has the potential to increase business with UT Starcom, its ability to implement its business plan, and its belief that its inter-company royalty program will continue to be successful, . These factors include, among others, the following: uncertainties regarding the outcome of the offer to acquire the Zi Shares by Nuance, the Company’s history of operating losses and uncertainty of future profitability; financing and market risks associated with the ownership by the Receiver of approximately 37% of the Company’s issued and outstanding shares; the possible impact of future financings; uncertainty as to the degree of and continuing market acceptance of the Company’s products and services; uncertainties relating to product development; risks associated with the number, amount and timing of new product introductions; uncertainty regarding patents, proprietary rights and software piracy; variability in customer demand; the Company’s dependence on third party performance under marketing and licensing arrangements; risks associated with the contingent nature of continued performance under major sales contracts; rapid technological change, product obsolescence and competition; uncertainty regarding the pricing and collection of accounts; risks associated with dependence on sales in foreign countries; the potential for adverse developments in pending litigation; risks associated with the settlement of patent infringement lawsuits; risks associated with the settlement of a U.S. patent infringement lawsuit; fluctuations in foreign exchange rates; uncertainties associated with changes in government policy and regulation, particularly in the People’s Republic of China; uncertainties associated with the Canadian Revenue Agency’s audit of any of the Company’s cross border transactions; adverse changes in general business conditions in any of the countries in which the Company does business; changes in the Company’s size and structure; the effectiveness of the Company’s management and its strategic relationships; risks related to possible defects in the Company’s products; risks associated with the Company’s ability to attract and retain key personnel; uncertainties regarding the Company’s need for additional capital; uncertainty regarding the fluctuations of the Company’s quarterly results; risks related to the Company’s acquisitions of companies and technologies; uncertainties relating to the Company’s status as a non-U.S. corporation; foreign currency exchange risks; the ability to enforce civil liabilities under U.S. securities laws outside the United States; the ability to maintain Zi’s listing on NASDAQ; risks associated with the Company being considered a "passive foreign investment company" or a "controlled foreign corporation" under the applicable provisions of the U.S. Code; contractual restrictions on announcing the details of important licensing agreements; risks associated with Zi’s investments; risks related to the worldwide economic downturn; risks related to the continued viability of the Company’s inter-company royalty program; uncertainties regarding the outcome of the offer for Zi’s Shares by Nuance; and other risks and uncertainties described under Item 1A – “Risk Factors" and elsewhere in this Form 10K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006 should be read in conjunction with the audited consolidated financial statements and related notes in this report. The Management Discussion and Analysis, has been prepared as at March 25, 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been prepared with reference to the Company’s audited consolidated financial statements and notes which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All financial information herein is presented in United States of America dollars (“U.S. Dollars”), except as otherwise indicated.

Overview

Zi Corporation is incorporated under the Business Corporations Act of Alberta, Canada. The Company’s corporate headquarters is in Calgary, Alberta with offices in the United States, Sweden, China, and Hong Kong; and a sales team that markets the Company’s products to customers around the globe.

The Company develops and markets software designed to provide discovery and usability solutions for mobile search, input and advertising. The Company’s embedded software products make electronic devices such as mobile phones, PDAs, hand-held computers, video gaming consoles, television set-top boxes, printers and other similar devices more intuitive and easier to use. Users are able to enter data more efficiently and are able to circumvent complex and tedious interfaces by accessing key features directly, thereby improving the user experience by allowing the user to utilize the full potential of these devices.

The mobile handset market experienced a year of two halves in 2008. In the first half, mobile handsets shipments were increasing at approximately 14% year over year. In the second half, third quarter handsets shipments slowed by 8% before crashing into the red in the fourth quarter with a reduction of 10% units shipped. The recent economic downturn has made forecasting 2009 problematic with ranges of 2-3% growth (RBC Capital Markets, November 2008) to a 10% contraction in unit shipments (Nokia, January 2009). However, the mobile handset market remains one of the largest and most vibrant global electronics markets with an estimated global subscriber base of approximately 3.3 billion in late 2007, growing to 3.7 billion by 2008 (RBC Capital Markets, November 2008).

Management is adjusting the Company’s business plan to manage the economic slowdown. These adjustments include the renewal patterns which fixed a substantial portion of the Company’s revenue streams at historically high levels, and planned cost reductions for 2009 and subsequent years. In addition, mainland China, a market in which the Company has strength, is expected to grow by 8 to 10 percent in 2009 (Economist, January 2009).

In addition, positive trends include the continued growth of mobile handsets in emerging markets, with sales of entry level devices growing, and increased sales of feature phones as replacement devices. The Company is uniquely positioned to benefit from this trend, based on the Company’s proven ability to develop mobile solutions in multiple languages, for devices ranging from proprietary entry level ultra low cost handsets and replacement feature phones, to smartphones based on open architectures.

Another positive trend is the increase in use of smartphones. Despite the economic slowdown, smartphone use is expected to increase, driven by the consumer’s desire to gain access to the outside world with them, in an environment that recognizes the unique challenges of the mobile device. The Company’s product portfolio helps deliver on the promise of the smartphone, through improved input, search, and service discovery.

As the handset market has grown and evolved, wireless carriers worldwide have begun to deliver services which are uniquely positioned to the personal “always on” nature of the mobile phone. Content and product downloads, and other services unrelated to voice continue to deliver revenue growth, and services such as mobile advertising are beginning to gain strategic importance to the operator and subscriber alike. Informa estimates that worldwide mobile advertising revenues should increase from $1.7 billion in 2008, to almost $12 billion in 2013. In a recent market survey, Nielsen reported that almost 25 percent of U.S. mobile subscribers reported seeing mobile advertising, and of those, over 50 percent reported responding to it. The Company’s mobile search and discovery solutions facilitate the effective, relevant, and context sensitive delivery of these non-voice services. The advent of the global recession has the potential to significantly reduce global advertising. However, mobile marketing watch noted that advertisers may shift advertising revenues from higher cost media such as television to lower cost alternatives such as mobile advertising. Accordingly, mobile advertising is expected to grow despite the economic downturn.

To enable users to enter data more efficiently, circumvent complex and tedious interfaces, to utilize features offered by smartphones, and to capitalize on the potential advertising market, the Company offers a differentiated line of products that customers can conveniently and easily design into their products that can help them address the needs of global markets. By supporting keypad, keyboard, pen and other input methods, the Company’s products can significantly increase the ease, speed and accuracy of text input on electronic devices. The Company’s text entry solutions are available in over 60 languages, representing languages spoken and written by two thirds of the world's population. The Company’s handwriting solution is available in over 70 languages. The Company’s products allow for natural human interaction in such complex written languages as Arabic, Chinese and Japanese.

The Company’s worldwide solutions include eZiText™ for one-touch predictive text entry; eZiType™ predictive keyboard with auto-correction; Decuma™ for natural handwriting recognition with prediction technology; and Qix™, a mobile search and service discovery solution designed to enhance the user experience, and drive client and network service usage and adoption. The Company is also repositioning Qix to create different product versions tailored to meet the customers specific market requirements.

The Company’s primary customers are original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) seeking to embed a text input solution in their device products for consumer use. The Company has also begun selling products to network operators seeking to promote more service use and achieve revenue and innovation advantage. As more consumers use smartphones, Qix is well positioned to enhance the user experience by making it easier to utilize the advanced functions, and thereby, increasing the use of the advanced features by users.

The Company’s customer and alliance base of OEM’s and ODM’s is extensive and continually growing with handset manufacturing and gaming console customers from around the world, including: Nokia, ZTE, Sony Ericsson, Samsung, Kyocera, Lenovo, Sony, Sony Computer Entertainment, Nintendo, Motorola, LG Electronics, and UT Starcom.

The Company delivers value to device manufacturers by providing products that help them increase revenue and reduce costs through flexible and simplified implementations of their products. Because the modular nature of the Company’s products allows for easy handset customization, manufacturers can quickly tailor the Company’s products and technology to a broad range of languages and features. The Company also partners with manufacturers to adapt their products and technology to specific market requirements, and the Company can deliver customized user interfaces for a large variety of applications, as for example the Sony Walkman Handset and the Nokia Linux Tablet.

Network operators, on the other hand, can increase service usage with Qix, because Qix makes it easier for consumers to use advanced services. In the first quarter 2008, the Company announced the Company’s second revenue generating agreement with TELUS, a leading national telecommunications company in Canada. TELUS began shipping Qix embedded units in the fourth quarter of 2008. As the global economic downturn is diminishing the average revenue per user (“ARPU”) benefit for carriers, the Company is adjusting its strategy by segmenting Qix into different products to meet customer specific requirements, and by increasing the marketing efforts to OEM’s and ODM’s, whose business model more easily integrates Qix onto mobile devices. Given the current economic downturn, there is significant uncertainty the Company will be successful in marketing Qix to OEMS and ODMs.

In summary, the Company’s product portfolio includes:

eZiText offers fast, easy, accurate text input for a range of electronic devices, including mobile phones, telematic systems, set-top boxes, printers and gaming consoles.

Key Features

  Full word prediction

  Single mode entry for different languages and applications

  Dual language prediction for multilingual users

  Passive and active learning of user vocabulary

  Cross-application indexing and context-sensitive vocabulary

  eZiType is a business text input product for advanced mobile email handsets that is designed to increase speed, accuracy and make it easier to input text.

  Key Features

  Full word prediction

  Auto-correction of common misspellings and keyboard errors

  Single mode entry for different languages and applications

  Dual language prediction for multilingual users

  Passive and active learning of user vocabulary

  Cross-application prediction and context-sensitive vocabulary

  Works on virtual or hardware keyboards

  Qix is a natural discovery engine that embeds on any mobile device and easily integrates with handset features, applications and content sources. It complements the user interface by providing an alternative to the standard menu. Qix allows users to access the full range of phone features simply and intuitively without having to remember where or how to locate them. Field tests have shown that this simplicity motivates users to find and use revenue-producing features more often.

  Key Features

  On-device search

  Natural language access to handset features and applications, bypassing the menu and encouraging repeated use

  Operator content discovery

  Decuma is a new class of input for pen-based devices. It unites industry leading handwriting recognition and predictive text technology, which greatly enhances the user experience. Decuma recognizes naturally shaped letters, numbers, symbols and punctuation in more than 70 languages. There is no need to adjust to a prescribed writing style or learn a special alphabet.

  Key Features

    Global coverage in 70 languages

    World class predictive text features

    User interface flexibility and simple integration

  Recent Developments:

  The Company believes that 2008 was a significant year as demonstrated by the following press releases which demonstrated the Company’s value and achievements to the marketplace.

  Market Related Events:

  On December 18, 2008, the Company announced a new licensing agreement with ZTE Corporation. After licensing eZiText for over eight years, ZTE is including all currently available Zi input solutions, including eZiType and Decuma across their entire handset portfolio in multiple languages, creating a significant revenue stream for the next few years.

  On November 26, 2008, the Company announced that TCT Mobile International Ltd. (“TCT”), a China-based mobile handset manufacturer of the TCL and ALCATEL brands signed a multi-year license renewal with Zi for eZiText. TCT is a subsidiary of TCL Communication Technology Holdings Limited, one of the largest consumer electronics producers in the world, which has achieved its tenth consecutive profitable quarter in the challenging economic environment.

  On October 16, 2008, the Company announced the successful completion of several new licensing agreements within the Asian mobile space with Guohong Communication and Digital Technology Company, UTStarcom, Longcheer Telecommunication (H.K.) Limited, and CK Telecom. These successes are in addition to other licensing agreements announced earlier with Chinese giants Lenovo Mobile; and global manufacturers, UTStarcom, Kyocera Corp., and Trolltech. The Chinese Ministry of Information reported that mobile telecom revenue in China hit a record high of RMB 176.85 billion (USD $24.97 billion) in the first five months of 2008, an increase of 16.5% from the previous year. Short message service (“SMS”) figures in China were also up 24.6% year-on-year, with 287.26 billion SMS sent in the same period. By capitalizing on this growth, the Company has captured a significant share of the Asian market and has further solidified its position as a leading provider of innovative text input products.

  On September 25, 2008, the Company announced the availability of the first of a series of Qix enabled mass-market phones to be shipped in Canada by TELUS. Branded TELUS Quick Find, Qix is being introduced to Canadian consumers for the first time on the HTC Touch Dual. In addition, on October 1, 2008, the Company announced the availability of a second cell phone in a series of Qix-enabled mass-market phones from TELUS available on Motorola’s RAZR VE 20. These are important milestones in an effort to introduce Mobile Discovery to North American consumers.

  On September 15, 2008, the Company announced that Sony Ericsson has agreed to significantly expand their existing licensing relationship with the Company. The new arrangement is expected to generate multi-million dollars in revenues over the remainder of the contract, representing an approximate increase of 33 percent in revenues per year from shipments of the Company’s predictive text software when compared to the previous year of this agreement.

  On August 27, 2008, the Company announced the renewal of the Company’s license agreement with Nokia Corporation for a multi-year period. The contract included a 100 percent increase in cash receipts in the first year compared to the previous contract, and a significant initial payment payable upon signing followed by quarterly instalments during the life of the contract. The initial payment was paid on October 16, 2008. Nokia is the world’s number one manufacturer of mobile devices, with an estimated 40 percent share of the global device market, selling approximately 437 million mobile phones in more than 150 countries in 2007.

  On August 21, 2008, the Company announced that UTStarcom, a major international IP and wireless technology manufacturer began shipping Internet Protocol TV set-top-boxes in China featuring the Company’s predictive text input solution. The Company believes this move by UTStarcom has solidified the Company’s relationship with UTStarcom and opens the door to other potential applications for the Company’s leading input products within the UTStarcom family of products and solutions.

  On August 19, 2008, the Company announced that Samsung had integrated the Company’s eZiText and Decuma text entry solutions onto its L258 and G618 handsets in China. This integration means the Company’s market proven Decuma Chinese V4.1 handwriting recognition technology is now featured on two GSM handsets in China. Decuma is bundled with predictive text entry software eZiText, to provide Samsung with a complete text input solution.

  On July 2, 2008, the Company announced that Kyocera Corporation, a leading global handset manufacturer based in Japan, has chosen the Company’s eZiText and eZiType predictive text technologies for select devices within its advanced mobile phone portfolio. This contract not only continues the Company’s relationship with Kyocera, but also licenses the Company’s products on Kyocera’s Sanyo-branded mobile handsets worldwide.

  On June 9, 2008, the Company announced the availability of the Company’s innovative predictive text software for Hewlett Packard (“HP”) Multifunction Printers (“MFPs”). The Company’s software can be integrated onto selected HP LaserJet MFPs now being shipped worldwide.

  On February 7, 2008, the Company announced a license agreement with TELUS, a leading national telecommunications company in Canada, to offer Qix on select models of TELUS smart phones and feature phones. TELUS because the first carrier in North America to offer Qix. The Company believes the implementation of Qix with TELUS is an important breakthrough for the Company. It reinforces that Qix technology is now easy to adapt and can be used on a broad range of handsets, regardless of the operating system.

  On January 10, 2008, the Company announced a new license agreement for eZiText and eZiType with Norway-based Trolltech ASA. Trolltech has integrated eZiText and eZiType as part of the Qtopia Greensuite initiative, which offers pre-integrated market leading partner components on top of Qtopia Phone Edition.

  Other Significant Events

  Solicited Tender Offer and Plan of Arrangement

  On August 14, 2008, the Company’s Board of Directors (“Directors”) received an unsolicited proposal to acquire the shares of Zi at a price of $0.80 per share from Nuance Communications, Inc. (“Nuance”). Further, the Company announced that the Directors declined to enter into negotiations regarding such proposal because the Directors determined, in consultation with Ridgecrest Capital Partners, a financial advisor, and other advisors, that the proposal did not recognize the full value of Zi. The Company subsequently announced the commencement of communications with Nuance, through the Company’s investment bankers, and at the same time was considering all available strategic alternatives.

  On August 20, 2008, the Company announced that notice was received on August 19, 2008 from Nuance of a motion filed against Zi in the United States District Court, Northern District of California, San Francisco Division. The motion claims that the Company has violated a 2002 consent judgment which settled a patent litigation with Tegic Communications, Inc. (“Tegic”) involving the Company’s eZiText software. Tegic was recently acquired by Nuance. The Company’s believes that the motion for contempt is without merit, and that the Company is examining all legal remedies available with respect to this motion.

  On August 27, 2008, the Company announced receiving another notice from Nuance of a patent infringement claim filed against Zi in the Federal Court in Toronto, Canada, claiming that Zi infringes on the intellectual property of Tegic with its Qix and eZiText products. The Company has no reason to believe that the Company infringes on any patent claims of Nuance. The Company is examining all legal remedies available to the Company with respect to this action.

  On November 28, 2008, the Company was advised that Nuance commenced an unsolicited tender offer to purchase all of Zi's outstanding common shares at $0.40 per share in cash. The Company responded by announcing that the Directors would carefully review and consider Nuance's offer, and advise Zi's shareholders of the Directors position regarding the offer by no later than December 11, 2008, as required under applicable securities laws.

  On December 11, 2008, the Directors unanimously recommended that shareholders reject the $0.40 Nuance offer and not tender their shares. The recommendation was based on the report submitted by a special committee of independent directors that carefully reviewed and considered the offer and reported on that review, after receiving the benefit of advice from its legal and financial advisors.

  On February 26, 2009, the Company and Nuance announced an agreement under which Nuance will acquire Zi for US$0.69 per share in a cash and stock transaction under the Arrangement. Under the terms of the Arrangement, consideration for the transaction is approximately $35 million, comprising approximately $17 million in cash and $18 million in Nuance common stock. The Arrangement is subject to customary closing conditions, court approval and must be approved by two thirds of the votes cast by Zi’s shareholders at a special meeting of shareholders expected to be held on April 9, 2009.

  The Board of Directors of Zi has unanimously concluded that the transaction with Nuance under the Plan of Arrangement is in the best interests of Zi shareholders, and recommends that shareholders of Zi vote in favor of the transaction at the special meeting of shareholders to be held to approve the transaction.

  Other Announcements

  On August 14, 2008, the Company announced the completion of the Company’s European Qix trials which showed compelling data results. The results from these independent trials validates the value that Qix offers, and will be instrumental in negotiating new Qix deals with carriers.

  On April 30, 2008, the Company announced that Qix would be offered as a download version to T-Mobile customers in the UK. Qix will be available on select device models on the T-Mobile network. The downloadable version of Qix is instrumental in completing Qix trials and making Qix available to the Company’s customer’s subscribers without the requirement to purchase new mobile devices.

  On April 9, 2008, the Company announced the successful transfer of $2.1 million in cash held in the Company’s Chinese subsidiary to a Canadian subsidiary. The transfer resulted from the implementation of an inter-company royalty program developed in order to provide an ongoing mechanism to make all cash balances available to fund the Company’s day-to-day operations globally. This program provides an ongoing mechanism to access cash accumulated in the Company’s Chinese subsidiaries, providing the Company with more flexibility in managing the Company’s cash flows.

Summary of Results of Operations

For the years ended December 31,	2008	2007	2006
(Thousands except per share amounts)
Revenues	$13,323	$13,111	$11,836
Gross margin	$13,065	$12,847	$11,430
Loss – continuing operations	$7,377	$5,759	$9,750
Net loss	$7,377	$5,127	$10,995
Total assets	$8,328	$15,695	$14,547
Net loss per share from continuing operations – basic and diluted	$0.15	$0.11	$0.21
Net loss per share - basic and diluted	$0.15	$0.10	$0.24
Outstanding shares, weighted average	50,612	49,641	46,503
Outstanding shares, end of period	50,668	50,558	46,689

  All dollar amounts are in U.S. dollars and in conformity with U.S. GAAP. This information should be read in conjunction with the Company’s audited financial statements and notes, which have been included elsewhere in this annual report.

  Critical Accounting Policies and Estimates

  The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairment, revenue recognition, contingencies and litigation. These estimates are based on information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions and conditions.

  The Company has identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of the Company’s consolidated financial statements:

          Going Concern Uncertainty

  As at December 31, 2008, the Company had an accumulated deficit of $121,078,664 and for the year ended December 31, 2008, incurred a loss of $7,376,567 from continuing operations and used cash in operating activities of $3,231,292. Continuing operations are dependent on the Company achieving profitable operations and being able to raise capital, if and when necessary to meet the Company’s obligations and repay liabilities when they come due.

  The Company is executing a business plan to continue as a going concern, which is to achieve profitability through cost reductions and increased revenues. The Company intends to ultimately achieve profitability. There is substantial doubt that the Company will be successful in executing this plan and continue as a going concern. Should the Company fail to achieve profitability, or if necessary, raise sufficient capital to sustain operations, the Company may be forced to suspend operations, and possibly even liquidate its assets and wind-up and dissolve the Company.

  The Company was also successful in establishing an inter-company royalty program. This program provides an ongoing mechanism to access cash accumulated in the Company’s profitable Chinese subsidiaries, providing an additional source of capital and more flexibility in managing the Company’s cash flows globally.

  The Company’s consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to realize its assets at the amounts recorded and discharge its liabilities in the normal course of business in the foreseeable future. Should this assumption not be appropriate, adjustments in the carrying amounts of the assets and liabilities to their realizable amounts and the classifications thereof will be required and these adjustments and reclassifications may be material.

  Principles of Consolidation

  The consolidated financial statements include the accounts of Zi and its subsidiaries. All inter-company transactions and balances have been eliminated. All subsidiaries are controlled by the Company.

  The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity of which, there were none at December 31, 2008 and December 31, 2007, or have the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50 percent in an entity. However, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method.

  Software Development Costs

  All research and development costs are expensed as incurred except those that meet the criteria of Statement of Financial Accounting Standards ("FAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development costs incurred prior to the establishment of the technological feasibility of a particular software project are expensed as incurred. Software development costs, including costs associated with coding and testing of project related software, are capitalized after technological feasibility of a project is established.

  The determination of whether a project is technically feasible involves management judgment. The Company determines that a product is technically feasible when the concept has been reviewed by management, and the Company has the necessary resources to complete the project. Technological feasibility is also established when a product design or working model of the product, consistent with the product design, is complete and tested. Capitalized costs are amortized over three years commencing in the period of the product's commercial release.

  The Company reviews the carrying value of its software development costs annually in the third quarter. Due to the global economic downturn, an additional review was conducted as at December 31, 2008. As a result of the review, an impairment provision of $1.4 million was recorded in the fourth quarter (see additional discussion under the “Operating Results – Impairment of Software Development Costs” section).

  Revenue Recognition

  Revenues from software licensing agreements are recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition". The application of these rules requires judgment, including, but not limited to, estimating the probability of collection of the receivables resulting from the sale, assessing whether or not all vendor obligations – i.e., obligations borne by the Company - have been satisfied and whether or not there is sufficient evidence to support the fair value of the various elements in a multi-element agreement. Changes to any of these elements could materially impact the amount of earned and unearned revenue.

  Under software licensing arrangements, the Company recognizes revenues provided that: a license agreement has been signed and fees are non-refundable; the software and related documentation have been delivered; there are no uncertainties regarding customer acceptance; collection of the resulting receivable is deemed probable; the fees are fixed and determinable; and no other significant vendor obligations exist. Any revenue associated with contracts having multiple elements is deferred and recognized ratably over the period of the contract unless clear evidence exists with respect to the fair value of each separate element of the contract. In addition, contracts involving significant modifications or customization of the software sold are accounted for under the guidelines of contract accounting.

  The guidance in SOP 97-2 requires that in multi-deliverable contracts the fee should be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value, regardless of any separate prices stated within the contract for each element. If sufficient VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement should be deferred until the earlier of the point at which (i) such sufficient vendor-specific objective evidence does exist or (ii) all elements of the arrangement have been delivered. When VSOE of the fair values of undelivered elements in an arrangement exist but VSOE of fair value does not exist for one or more of the delivered elements, the revenue is recognized using the residual method provided that all other applicable revenue recognition criteria are met.

  The Company may agree to deliver unspecified additional software products in the future as part of a multiple-element software arrangement. In such situations, there is no basis on which to allocate the arrangement fee to the unspecified products to be delivered because VSOE of fair value for unspecified products does not and cannot exist. Accordingly, the revenue is accounted for under subscription accounting, and is recognized ratably over the estimated economic life of the products covered by the arrangement.

  Customer support revenues consist of revenue derived from contracts to provide post contract support, such as maintenance and service support, to license holders. The revenues are recognized ratably over the term of the contract.

  Revenues from software licensing royalties related to the sale of the product in which the Company’s technologies have been embedded are generally recorded as earned. For customers whose collectability is uncertain, royalties are recorded when payment is received.

  Revenue from consulting and engineering services is recognized using the percentage of completion method.

  Stock-based Compensation

  The Company accounts for stock-based compensation in accordance with FAS No. 123(R), “Share Based Payment”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected terms of the awards. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

  Contingencies

  The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FAS No. 5, “Accounting for Contingencies”, requires that an estimated loss from a loss contingency, such as a legal proceeding or claim, should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or the results of operations.

  Accounting for Income Taxes

  The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, future tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry forwards. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce future tax assets to the amount to be expected to be realized. Management must make assumptions, judgments and estimates to determine the Company’s current provision for income taxes, the Company’s future tax assets and liabilities and any valuation allowance to be recorded against a future tax asset. The Company’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, the Company’s interpretation of current tax laws and possible outcomes of future audits conducted by foreign and domestic tax authorities. Changes in tax law or the Company’s interpretation of tax laws and future tax audits could significantly impact the amounts provided for income taxes in the Company’s consolidated financial statements.

  The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

  Recent Accounting Pronouncements

  The Canadian Institute of Chartered Accountants (“CICA”) has mandated the adoption of International Financial Reporting Standards (“IFRS”) for years starting after January 1, 2011. In addition, the Securities and Exchange Commission (“SEC”) is considering mandating IFRS in 2014, 2015 or 2016, and will be releasing additional information in the near future. While the Company reports under U.S. GAAP, the Company is listed on the Toronto Stock Exchange (“TSX”) and therefore may be affected by the change to IFRS when filing with the TSX. The Company is also listed on the NASDAQ and will be affected should the SEC implement mandatory adoption of IFRS. Accordingly, the Company will be evaluating the impact of IFRS to the Company’s financial reporting during 2009, and will develop an implementation plan as appropriate. The Company is currently exempt from the CICA mandate to convert to IFRS as it reports to the SEC in U.S. GAAP. The Company will continue to monitor the convergence to IFRS and will communicate the impact of adoption to IFRS in Canada and the U.S. The Company intends to continue reporting under U.S. GAAP and will convert to IFRS when mandated by the SEC.

  In March 2008, FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. The intention of FAS 161 is to enhance the current disclosure framework in FAS 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS 161 is effective for financial statements issued for fiscal 2009. The Company has not historically entered into derivative instruments and hedging activities. However, the Company is considering actively managing the Company’s foreign exchange risks which includes entering into derivative and hedging contracts if appropriate. Accordingly, the Company will be required to disclose these hedging activities, if any, in accordance of FAS 161 for years beginning after November 15, 2008.

  In December 2007, FASB issued FAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of FAS 160 is not anticipated to have a material effect on the Company.

  The Company adopted FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). The statement provides companies with an option to report selected financial assets and liabilities at fair value. The adoption of FAS 159 has not had a significant impact on the Company.

  The Company adopted FAS 157, “Fair Value Measurements” (“FAS 157”). The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The adoption of FAS 157 has not had a significant impact on the Company.

  The SEC commented that several registrants should have recorded share purchase warrants that were issued in a currency other than their functional currency as a derivative instrument in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, instead of shareholders’ equity, and adjusted to market value each reporting period. The FASB met and concluded that the position taken by the SEC was correct, but that entities would not be required to adopt it until the matter had been settled. In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, effectively settling this issue. The Company did not have warrants outstanding that met this definition of a derivative under FAS 133 at the time the matter was settled, and did not have warrants that met this definition as at December 31, 2008. Accordingly, no adjustment is required.

Overall Performance
				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages and per share amounts)
Revenue	$13.3	$13.1	$11.8	2%	11%
Loss from continuing operations	$(7.4)	$(5.8)	$(9.7)	28%	-41%
Loss per share from continuing operations	(0.15)	(0.11)	(0.21)

  In 2008, the Company’s loss from continuing operations increased by 28 percent from 2007. The increase resulted from the following:

    Increases in certain selling general and administrative (“SG&A”) costs (see additional discussion under the “Operating Results – Selling, General and Administrative” section);
    Increases in product research and development (“PR&D”) (see additional discussion under Operating Results – “Product Research and Development” section);
    An impairment of software development costs (see additional discussion under the “Operating Results – Impairment of Software Development Costs” section); offset by
    Decrease in income tax expense (see additional discussion under the “Operating Results – Income Tax Expense” section);
    Increase in revenues (see additional discussion under the “Operating Results – Revenue” section); and
    Decrease in business taxes (see additional discussion under the “Operating Results – Business Taxes” section).

  In 2007, the Company focused on optimizing the Company’s costs while working to increase revenues in all product lines. As a result, the Company’s loss from continuing operations decreased in 2007 by 41 percent from 2006. This decrease resulted from the following:

    Increase in revenues of 11 percent compared to 2006 (see additional discussion under the “Operating Results – Revenue” section);
    Decreases in SG&A costs (see additional discussion under the “Operating Results – Selling, General and Administrative” section);
    Decreases in PR&D costs (see additional discussion under Operating Results – “Product Research and Development” section); and
    Significant decrease in bad debt expense; offset by
    Increases in business taxes (see additional discussion under the “Operating Results – Business Taxes” section).

  Quarterly Overview

  The following table summarizes selected unaudited quarterly financial data from continuing operations for the past eight fiscal quarters:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008
(In millions, except per share amounts)
Revenues	$3.3	$4.2	$2.7	$3.0
Selling, general and administrative	2.7	3.1	2.7	2.8
Business Taxes	0.4	0.4	0.2	0.0
Legal	1.1	0.5	0.3	0.2
Product, research and development	0.7	0.8	0.8	0.7
Depreciation and amortization	0.4	0.4	0.4	0.4
Impairment of software development costs	1.4	–	–	–
Operating loss	3.5	0.9	1.7	1.1
Loss from continuing operations	3.5	1.0	1.5	1.1
Net loss	$3.9	$1.0	$1.5	$1.1
Loss per share - Basic and diluted	$0.08	$0.02	$0.03	$0.02

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007
(In millions, except per share amounts)
Revenues	$3.6	$3.4	$3.5	$2.6
Selling, general and administrative	3.0	2.3	2.7	2.5
Business taxes	0.7	0.1	0.3	0.2
Legal	0.6	0.5	0.4	0.4
Product, research and development	0.7	0.6	0.6	0.5
Depreciation and amortization	0.4	0.4	0.4	0.5
Operating loss	1.8	0.6	0.9	1.5
Loss from continuing operations	1.7	1.3	1.2	1.6
Net loss	$1.7	$1.3	$1.2	$1.0
Loss per share - Basic and diluted	$0.03	$0.02	$0.02	$0.02

  The net loss in the fourth quarter of 2008 was $3.9 million, or a loss per basic and diluted share of $0.08, compared to a net loss of $1.0 million, or a loss of $0.02 per basic and diluted share, in the third quarter of 2008, an increase of 305 percent resulting primarily from a decrease in revenue, an increase in legal expenses, and an impairment in software development costs, partially offset by decreases in SG&A costs.

  Revenues in the fourth quarter of 2008 were $3.3 million. This compares to the 2008 third quarter revenues of $4.2 million, a decrease of 22 percent. The decrease in revenues resulted from the third quarter of 2008 benefiting from revenues that would have been recognized in the second quarter of 2008 had certain contract negotiations been completed by June 30, 2008, and from the recent financial crisis which had a significant impact on the fourth quarter royalties reported by customers.

  SG&A expense for the 2008 fourth quarter was $2.7 million compared to $3.1 million in the third quarter of 2008, a decrease of 11 percent. The decrease is due primarily to a reduction in staffing levels, lower bonuses and commissions for employees and sales agents. Further to this, the Company also benefited from the recent appreciation of the U.S. dollar which reduced the Company’s operating costs in Canada.

  Business taxes for the 2008 fourth quarter were $0.4 million compared to $0.4 million in the third quarter of 2008. While the business taxes remained relatively stable, business taxes relating to the repatriation of cash from the Company’s Chinese subsidiaries through inter-company royalties have increased. This increase has been offset with reduced taxes from lower royalties.

  Legal expense for the 2008 fourth quarter was $1.1 million compared to $0.5 million in the third quarter of 2008. The increase is due to additional legal expenses related to the Nuance patent infringement claims, and the take-over bid by Nuance and subsequent negotiations.

Operating Results

Revenues

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Royalties, license and implementation fees	$13.3	$13.1	$11.8	2%	11%

  Revenues have increased marginally in 2008 compared to 2007. The increase resulted from:

    The renewal and renegotiation of agreements with some of the Company’s significant customers which resulted in an increase in the Company’s year over year revenues (see additional discussion under the “Recent Developments” section); offset by
    A decrease in units reported in the second half 2008 due to the unfavorable economic environment; and
    From 2007 benefitting from a one-time settlement of under-reported royalties.

  The increase in 2007 revenues as compared to the 2006 revenues is primarily due to the following:

    An increase in royalties from the Company’s customers reporting more units shipped in which the Company’s technology is embedded;
    A settlement relating to under-reported royalties by a significant customer; and
    New agreements with both new and existing clients.

  The Company expects to continue to increase its recurring revenues as it continues to conduct trials and market Qix. As a result of its marketing efforts, the Company announced a new Qix agreement with TELUS in February 2008, followed by first shipments of Qix on TELUS phones in October 2008. The Company believes this agreement validates its Qix technology to the market and will be beneficial in marketing Qix to other potential customers.

  As the global economic downturn diminishes the ARPU benefit for carriers, the Company is adjusting its strategy by segmenting Qix into different products to meet the customer specific requirements of OEMs and ODMs whose business models more easily integrates Qix onto mobile devices. Given the current economic downturn, there is significant uncertainty the Company will be successful in marketing Qix to OEMS and ODMs.

  The Company continues to make progress in licensing Decuma. One of the Company’s major customers shipped a significant number of units with Decuma embedded in 2008. Additionally, a major customer started shipping units with Decuma embedded in the fourth quarter of 2008.

  Zi has also been successful in signing new and renewed license agreements with its Predictive Text products – eZiText and eZiType. Some of these agreements have been renewed with significant increases in revenues. It should be noted, however, that some of these agreements contain early termination clauses for changes in control. In the event an acquirer assumes control of 25 percent or greater ownership in the Company, these early termination clauses may be executed, which would probably negatively impact the Company’s future revenues. The early termination of any contract will not affect revenues earned prior to the termination.

  Revenues by Product and Classification

  The Company’s revenues are derived from three product groups: Predictive Text - eZiText and eZiType; handwriting recognition -Decuma; and mobile search and discovery - Qix. For the year ended December 31, 2008, 92 percent of the Company’s revenues were derived from Predictive Text compared to 96 percent in the same period in 2007. The remaining portion was derived from Decuma and Qix. The Company successfully signed a Qix deal with TELUS in the first quarter of 2008 and reported its first revenues under this agreement in the fourth quarter of 2008. The Company expects the percentage of revenues from Decuma and Qix to increase in 2009 due to two factors – higher volumes of both products and both Decuma and Qix commanding higher average selling prices than Predictive Text.

  The Company classifies revenues as software licensing royalties, license and implementation fees, and maintenance and support fees. Software licensing royalties are ongoing revenues based on the number of units shipped in which the Company’s technology is embedded. License and implementation fees are one time fees charged at the outset of the relationship for licensing the Company’s technology and for providing services with implementing or customizing the Company’s technology for use on customer platforms.

  Maintenance and support fees are generated as those services are provided. The following table sets forth the Company’s percentage of revenue by classification.

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In percentages)
Software licensing royalties	91%	82%	78%	13%	5%
License and implementation fees	6%	13%	18%	-55%	-25%
Maintenance and support fees	3%	4%	4%	-22%	7%

  The percentage of revenues from royalties in 2008 has increased to 91 percent compared to 82 percent for the same period in 2007. Royalties are increasing as the Company benefits from negotiating favorable contract terms with existing customers, and customers continuing to embed the Company’s technology in their products who are also experiencing increasing volumes. Revenues from license and implementation, and maintenance and service fees as a percentage of total revenues has declined compared to prior years. The decrease results from the economic recession and the competitive nature of the market resulting in pricing pressure on the Company’s license and implementation, and maintenance and services fees. License and implementation fees can also fluctuate significantly as they are one time fees that depend on the date contracts are signed and subsequent delivery of services. As the Company continues to market the Company’s new Qix and Decuma technologies, the percentage of royalties derived from total revenues is expected to remain high.

  Revenues by Geographic Region

  The following table sets forth the revenues recognized by Zi’s subsidiaries established in the geographic locations in which those subsidiaries reside:

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Canada	$7.2	$5.5	$5.8	31%	-5%
United States	0.7	1.0	0.9	-35%	11%
Asia	5.0	6.0	4.8	-16%	26%
Sweden	0.4	0.6	0.3	-34%	84%

  The following table sets forth Zi’s revenues attributable to the Company’s customers on the regions in which they reside for the year ended December 31:

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Asia	$6.6	$7.4	$6.7	-10%	11%
Europe	6.0	4.2	3.9	44%	7%
North America	0.7	1.5	1.2	-54%	19%

  Revenues have increased from Zi’s European customers from successfully renewing fixed fee contracts with existing customers at higher revenue levels. Revenues have decreased from Asian customers due to the competitive nature of the Asian market. Revenues have decreased in North America due to a significant customer reporting fewer units with the Company’s technology embedded.

  Significant Customers

  The following table sets forth the percentage of total revenue accounted for by the Company’s top three customers along with the percentage of total revenue accounted for by the Company’s top five customers for the three years ended December 31:

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In percentages)
Significant customer 1	32%	23%	27%	39%	-14%
Significant customer 2	12%	10%	10%	27%	-3%
Significant customer 3	12%	9%	4%	35%	97%
Top five customers	74%	58%	50%	27%	14%

  Revenues from the top five customers in 2008 have increased to 74 percent of total revenues from 58 percent in 2007. This upward trend reflects the renegotiation and renewal of contracts with the Company’s largest customers. The Company expects the largest customers to continue to contribute a significant portion of the Company’s revenue.

  Revenues from the top five customers in 2007 increased to 58 percent from 50 percent of total revenues in 2006. The year over year increases are due to the success of the Company’s customers in shipping greater quantities of their products in which the Company’s software is embedded. As the Company’s significant customers grow their businesses and ship more units with the Company’s technologies embedded, they contribute additional revenues and become significant to the Company’s business. The Company expects that the Company’s largest customers will continue to contribute a significant portion of the Company’s revenue.

Selling, General and Administrative Expenses
				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Selling, general & administration	$11.3	$10.5	$10.7	7%	-2%
The above table has been reclassified to reflect that business taxes are shown separately.

  SG&A includes salaries and benefits, stock-based compensation and other employee related expenses of sales, finance, in-house legal, facilities and human resources functions. It also includes the cost of professional fees (excluding legal fees), rent, bad debts and other administrative expenses.

  SG&A expenses in 2008 have increased by 7% percent compared to the same period in 2007 for the following reasons:

    An increase in compensation costs including salaries, bonuses, and stock compensation expenses;
    An increase in consulting and agency fees;
    An increase in rental expense; offset by
    A decrease in professional fees as the Company completed its review of the cross-border transactions for the Canada Revenue Agency (“CRA”).

  SG&A costs in 2007 have decreased marginally compared to 2006. The Company’s costs decreased primarily due to:

    A reduction in the Company’s recruitment and insurance costs;
    A significant decrease in the Company’s bad debt expense; offset by
    A general increase due to appreciation of the Canadian dollar, in which denomination a large portion of the Company’s expenses are incurred, against the U.S. dollar (see additional discussion under the “Operating Results – Foreign Currency” section);
    An increase in professional fees relating to the examination of the Company’s cross-border transaction by CRA;
    An increase in professional fees relating to Sarbanes-Oxley 404 ("SOX") compliance in order to ensure timely compliance and confirm management’s assessment of internal controls;
    An increase in rental expense; and
    An increase in commissions.

  The Company is committed to cost optimization and has been successful in reducing or containing certain costs, but has been affected by external factors as they relate to other costs. With the advent of the global recession, the Company has executed a business plan to reduce its costs wherever possible. As a result, the Company expects to see reductions in its SG&A costs in 2009.

Business Taxes
				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Business taxes	$0.9	$1.3	$0.9	-25%	36%

  Business taxes include withholding and value added taxes. Withholding taxes represent amounts remitted to foreign governments for revenues earned in those jurisdictions with which the Company does not have a permanent establishment and withholding taxes applied to the Company’s inter-company royalties. Value added taxes represent taxes collected from the Company’s customers in China and remitted to the People’s Republic of China (“PRC”) tax authorities.

  Business taxes in 2008 have decreased by 25 percent compared to the same period in 2007 as a result of:

    Revenues earned from a geographic region with lower withholding taxes; and
    Business taxes incurred in 2007 for the receipt of inter-company royalties relating from prior years from the Company’s Chinese subsidiaries.

  Business taxes in 2007 have increased significantly compared to 2006. The Company’s costs have increased primarily due to:

    Business taxes payable with respect to the Company’s inter-company royalty program. These royalties relate to China revenues dating back to 2005 and thus a large portion of this expense can be considered one-time in nature; and
    Increases in revenues upon which the Company’s business taxes are calculated.
Legal
				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Legal	$2.1	$1.9	$3.4	10%	-42%

  Legal expenses relate to fees incurred with outside legal counsel for patent protection work, the defense of the Company’s patents, shareholder issues and other corporate matters.

  Legal expenses have increased in 2008 compared to 2007 due primarily to the Nuance litigation announced in the third quarter of 2008, as well as Nuance’s take-over bid and related proposals and discussion. This increase has been offset by the termination of the U of T litigation in the Company’s favor (see additional discussion under “Litigation/Indemnification” section).

  Legal costs decreased in 2007 compared to 2006 as a result of the successful conclusion of the U of T litigation. While the Company did receive the order of non-infringement, the litigation was still on going in 2007 and the Company still incurred expenses related to its defense (see additional discussion under the “Litigation/Indemnification” section).

  In addition, legal fees were lower as a result of the completion of the settlement agreement entered into with the Receiver of the Lancer Entities which became effective on April 10, 2007 (see additional discussion under Item 3 – Legal Proceedings).

  Product Research and Development Expense

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Gross product research and development	$4.1	$4.1	$5.1	1%	-20%
Capitalized costs	(1.2)	(1.7)	(1.4)	-25%	16%
Product research and development	2.9	2.4	3.7	18%	-35%

  PR&D expenses include salaries, benefits, stock-based compensation expense and other employee related costs. PR&D costs also include third-party development and programming costs and linguists.

  Gross expenditures on product development (expenditures before capitalization of costs related to new product development) have increased slightly in 2008, compared to 2007. Gross expenditures are expected to be lower in 2009 as the Company has executed a business plan to adjust its costs in light of the global economic downturn.

  It should be noted that the Company commercially released a significant number of new products in the third quarter of 2008 which will affect the Company’s ability to defer future costs. Accordingly, the amount of costs capitalized to deferred software costs is lower. Additionally, the Company recorded an impairment provision for Qix as at December 31, 2008 which may limit the amount of additional development costs that may be capitalized in the future (see additional discussion under the “Operating Results –Impairment of Software Development Costs” section).

  Gross expenditures on product development (expenditures before capitalization of costs related to new product development) decreased by $1.0 million in 2007, compared to the same period in 2006, for the following reasons:

    Decrease in salary, employment benefits, travel, and stock-based compensation cost caused by the elimination of an executive position; and
    Decrease in consulting fees as a result of reduced language database development and less reliance on consulting services in the development of Qix.

  The Company will continue to incur costs in all of the Company’s product lines to add additional features, language databases, and to implement on additional platforms. In addition, the Company expects to incur costs for research and development related to potential new products. The Company expects that PR&D expenses will continue to increase moderately in the future as the Company’s products are introduced into the market.

Depreciation and Amortization

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Depreciation	$0.3	$0.3	$0.4	-20%	-22%
Amortization of deferred software development costs	1.1	1.2	1.1	-3%	7%
Amortization of other intangibles	0.2	0.2	0.2	3%	8%

  The table above sets out the components of depreciation and amortization expense.

  Depreciation and amortization expense in 2008 has decreased slightly compared to the same period in 2007 due to prior deferred software development costs being completely amortized, thereby reducing the expense. Depreciation and amortization expense increases when a product is commercially released as the release of that product initiates the amortization of those costs. When a product is fully amortized, the future depreciation and amortization expense decreases as those costs have been completely expensed.

  Given the impairment provision recorded for Qix, the amortization expense in future periods is expected to be significantly lower compared to 2008.

  Depreciation and amortization expense in 2007 has remained stable compared to the same period in 2006. Depreciation on furniture and office equipment has decreased compared to 2006 due to prior capitalized furniture and equipment costs being completely amortized, thereby reducing the expense. The reduction for furniture and office equipment has been offset with increases in the depreciation and amortization expense for deferred software costs and intangibles.

Impairment of Software Development Costs

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Impairment of software development costs	$1.4	$0.0	$0.0	100%	0%

  The Company reviewed the carrying value of its long-lived assets, including intangible assets on September 30, 2008. Due to the current economic environment, the Company performed an additional impairment review on December 31, 2008. To the extent that estimated undiscounted future net cash inflows from such assets are less than the carrying amount, an impairment loss is recognized. Based on this review, the Company recorded an impairment charge of $1.4 million in relation to its Qix product line.

  The Company considers factors such as significant changes in the business climate and projected discounted cash flows in determining the fair value of software development costs. Based on the current challenging economic environment and the Company’s limited success in closing revenue generating Qix agreements, it was determined that Qix was impaired.

  The Company maintains a value of $0.4 million for Qix as at December 31, 2008. The Company believes that a full write down is not warranted as Qix still has value. This value is evidenced through the Company’s pipeline of potential agreements, the re-focus of its market strategy to target OEMs and ODMs, the segregation of Qix into separate products to meet individual customer needs, and expected trends in the industry.

  The Company will continue to the monitor the economic environment and will re-evaluate Qix for further impairment.

  Interest and Other Income

  Interest and other income consist primarily of income from the Company’s interest bearing deposits. Interest and other income declined in 2008 and 2007 compared to their respective prior periods as average cash position decreased from 2007 and 2006 respectively.

  Income Tax Expense

				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Income tax	$0.2	$1.0	$0.9	-78%	17%

  The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes”. Future tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. These temporary differences are measured using enacted tax rates. A valuation allowance is recorded to reduce future tax assets to the extent that management considers it is more likely than not that a future tax asset will not be realized. In determining the valuation allowance, management considers factors such as the past history of operating losses, projected taxable income, reversal of future income tax liabilities, the character of income tax assets and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

  Income tax expense for 2008 is $0.2 million, compared to $1.0 million in 2007. This decrease resulted primarily from the partial reversal of a penalty accrual of $0.7 million recorded in the third quarter of 2007 relating to the audit by the CRA of the Company’s cross border transactions which is discussed further below, and from a shift in revenue from the Company’s taxable Chinese subsidiary to the Company’s Chinese subsidiary that is currently benefiting from certain tax incentives. The Chinese subsidiaries were able to deduct inter-company royalties which reduced the income tax payable by those subsidiaries. These benefits were offset with a tax provision of $0.3 million relating to a re-assessment of prior year taxes by the Inland Revenue Department (“IRD”) for one of the Company’s Hong Kong subsidiaries.

  Income tax expense for 2007 is $1.0 million, compared to $0.9 million in 2006. The increase resulted from an accrual of $0.7 million in 2007 relating to the audit of the Company’s cross border transactions by the CRA as discussed below. The increase was mostly offset with a decrease in taxes incurred by the Company’s Chinese subsidiaries. The decrease resulted from reduced profits in that subsidiary. It should be noted that this reduction in profit was offset by increased profits in another Chinese subsidiary which has qualified for favorable tax rates.

  The Hong Kong IRD reviewed a prior year (2002-2003) transaction relating to the transfer of intangible property from a Hong Kong subsidiary to a Canadian subsidiary in consideration for the settlement of inter-company debt. The Company and its tax advisors determined that the transaction was not taxable. The IRD completed its review and determined that the transaction was taxable, and reassessed the Company $248,576 in taxes. In addition, a further $85,960 was recorded for the 2003-2004 taxation year due to the loss of loss carry-forwards which had reduced taxes to nil prior to the re-assessment. The Company and its current tax advisors believe that the initial interpretation is correct, and plans to file an objection, but accrued for the taxes as of December 31, 2008. Should the objection be successful, the Company will reverse the provision in the period in which it is received.

  The CRA commenced an examination of the Company’s international transfer pricing policies and procedures and documentation for 2002 and 2003 in the second quarter of 2006. The Company prepared a submission for the 2002 and 2003 taxation years, which was submitted to the CRA on July 10, 2007. In accordance with FIN 48, the Company accrued a provision of $652,278 in the Company’s current liabilities in the third quarter of 2007 which represented possible penalties and interest, assuming that the methodology used in the submission to the CRA with regard to the 2002 and 2003 taxation years was then applied to all tax years that were open in Canada at that time. As the Company’s international transfer pricing adjustments did not result in changes to tax payable, the Company proposed that no penalties or interest be charged. On July 19, 2008, the Company received an official letter from the CRA accepting the Company’s submission as filed, including the decision that no adjustments were required. In accordance with the CRA’s acceptance of the Company’s submission, the Company reversed $212,077 of the provision in the second quarter of 2008 for the 2002 and 2003 taxation years. It should be noted that the Company had already reversed $58,061 in the first quarter of 2008 due to a prior year becoming statute barred. Further to this, on January 1, 2009, the 2001 taxation year has also become statute barred, and accordingly, the Company will reverse an additional CDN $95,900 of the tax provision.

  As of December 31, 2008, in accordance with FIN 48, the Company carries a provision of $306,265 representing the taxation years that remain open. The Company believes the likelihood of eventually paying tax relating to such provision is minimal, as proven by the results of the now completed audit of 2002 and 2003. However, the Company is required by FIN 48 to maintain this tax provision for all open taxation years until they become statute barred or are effectively settled.

  The tax incentives for the Company’s new Chinese subsidiary will begin to be phased out after 2008. Accordingly, the subsidiary’s income will become taxable for taxation years after 2008. The effective tax rate from 2009 to 2011 is expected to be 7.5 percent, which is lower than the general PRC corporate tax rate of 25 percent. The rate is then expected to increase for 2012 and subsequent years and could eventually reach the corporate tax rate of 25 percent. However, the implementation of the Company’s inter-company royalty program effectively results in the opportunity to remove a substantial portion of taxable income from the Company’s Chinese subsidiaries; thus the Company expects income tax expense relating to the Company’s operations in China to continue to be lower than historical levels.

  The Company has net operating loss carry forwards of approximately $47.0 million, can be applied against future years' taxable income in their respective jurisdictions. A full valuation allowance has been recorded on the loss carry forwards due to the Company’s history of losses. In addition, the Company has $51.7 million of capital losses carry forward which are available to offset Canadian capital gains in future years. Taxable income earned by the Company’s foreign subsidiaries is subject to the Canadian foreign affiliate rules. For Canadian companies, there is no additional Canadian income tax on repatriated profits from active business operations in countries with which Canada has a tax treaty.

  Discontinued Operations

  Effective March 27, 2007, the Company sold the Company’s minority interest in Archer, which represented the Company’s operations in the e-Learning business segment, for total proceeds of $632,601.

  For the three months ended March 31, 2007, the Company did not recognize the Company’s proportionate share of the loss from Archer’s operations because the carrying value of the investment in Archer was nil and the Company had no commitment to fund its losses. As a result, the full amount of the proceeds was recognized as a gain in the three months ended March 31, 2007.

  The completion of this sale represents the end of the Company’s involvement in the e-Learning business segment. As a result, for the three month period ended March 31, 2007 and the year ended December 31, 2006, the e-Learning business segment has been reclassified to discontinued operations.

  Impact of Inflation and Changing Prices
  Inflation is not a major factor affecting operations.

  Impact of Governmental Policies and Other Factors on Operations and Investments

  The Company operates primarily in Canada, the United States of America, China, Sweden and Hong Kong. The market for the Company’s products includes all of the developed and many of the less developed countries in the world. Accordingly, changes in governmental trade, fiscal and other policies could have an impact on sales and on the ability of the Company to transfer funds and/or manage foreign operations.

Liquidity and Capital Resources

Financial Condition and Liquidity
				Percent	Percent
				Change 2008	Change 2007
	2008	2007	2006	versus 2007	versus 2006
(In millions, except percentages)
Cash and cash equivalents	$3.2	$5.0	$1.7	-36%	198%
Net Cash provided by (used in):
Operating activities	(3.2)	0.3	(7.3)	-1075%	-105%
Financing activities	–	4.6	1.0	-100%	366%
Investing activities	1.2	(1.9)	(3.7)	161%	-49%
Cash Requirements Outlook

  At December 31, 2008, the Company had cash and cash equivalents of $3.2 million compared to $5.0 million as at December 31, 2007. Cash has decreased in 2008 through the Company’s operating activities. Restricted cash is nil as the Company was successful in implementing its inter-company royalty program, which is discussed further below in this section.

  At December 31, 2007, the Company had cash and cash equivalents of $5.0 million and $2.7 million that was classified as restricted (see the “Restricted Cash” discussion below), an increase of $3.3 million and $0.6 million, respectively, since December 31, 2006. Cash increased as a result of receiving $4.6 million from the Company’s financing activities (comprised of net proceeds from the Company’s private placement minus repayment of bank debt) and $0.6 million from the sale of Archer, offset by cash used in operating and investing activities of $1.7 million.

  Cash not immediately required for the Company’s ongoing operations is invested in high quality highly liquid investments with maturities of less than 90 days. The objective of the Company’s investment policy is to preserve capital and maintain short-term liquidity while earning reasonable investment returns.

  During the past three years, the Company’s cash requirements have been met through revenues from operations, proceeds from issuance of the Company’s common shares or other securities, through the exercise of common share purchase warrants and options and short term credit facilities from the Company’s primary commercial bank.

  In the first quarter of 2007, the Company completed private placements for net proceeds of $5,533,644. The Company’s business plan includes achieving profitability through cost containment and revenue growth. In addition, the Company was successful in establishing, with the Chinese government’s approval, an inter-company royalty program, the effect of which will be that all cash held in the Company’s Chinese subsidiaries, along with all other cash of the Company, will effectively be available to fund the day-to-day operations of the Company.

  Given the Company’s success in signing new contracts and renewing contracts with favorable year over year revenue increases as well as beneficial payment structures, the Company may not need additional capital to support the Company’s operations, provided that the Company can become profitable in the near future. The Company plans to generate positive cash from operations in the future (see additional discussion under the “Critical Accounting Policies and Estimates – Going Concern Basis” section). The Company will continue to consider various alternatives to address the Company’s capital requirements, including consummation of contracts for new revenue leading to achievement of profitable operations, as well as, if necessary or beneficial, seeking financial resources in the capital markets. The ability of the Company to obtain financing, if at all, that is not cost prohibitive, may be severely compromised for the foreseeable future.

  Economic Environment

  The second half of 2008 was dominated by changes to the economic environment which started with the U.S. sub-prime mortgage crisis, which has grown into a worldwide economic crisis. The crisis has resulted in an expected and difficult worldwide recession. The result is the disappearance of once famous financial institutions, plunging stock market values, and the lack of available credit.

  The Company is currently implementing its strategy to manage this environment. The Company is implementing its strategy by continuing to market Qix and Decuma, and is reviewing its market strategy and segregating its products where applicable to meet customers’ specific needs. The Company is also executing a business plan to adjust its cost structure, which includes the reduction of discretionary costs such as investor relations, consulting, travel, and staffing levels. The reduction in staffing levels started to take effect in the fourth quarter of 2008. Accordingly, the Company has recorded $43,103 in employee severance costs in 2008. The remaining reduction of staffing levels will be completed in 2009, and the Company expects to incur an additional $170,714 in employee severance costs. Once the adjustments to staffing levels are complete, the Company estimates the cost savings to be approximately $0.7 million per annum.

  With the reduction in staffing levels, the Company is re-organizing its internal structure to become more efficient. These efficiencies will allow the Company to continue to develop the Company’s products and meet client expectations while maintaining a lower cost structure.

  The Company recorded an impairment charge of $1.4 million in relation to its Qix product line as discussed previously. The Company believes that a full write down was not warranted as Qix still has significant value. The Company will continue to monitor the economic environment and record any adjustments as necessary in future periods.

  While the Company believes the mobile phone market will soften in 2009, the Company also believes the smartphone market will continue to grow. Given the complexity of smartphones, the Company’s products are well suited to make smartphones easier and more intuitive to use. In addition, the Company was successful in securing a number of significant fixed revenue agreements in 2008 which increased the Company’s year over year revenues compared to previous years. These fixed fee contracts reduce a significant amount of revenue volatility compared to the previous contracts that were variable in nature.

  As the Company continues to grow revenues, aggressively reduce costs, and as fixed fee revenues increase as a percentage of total revenue, the Company believes it is positioning itself to manage the financial crisis. The Company plans to continue to monitor the mobile industry, identify additional cost reductions as necessary, and generate cash internally to meet its obligations.

  Restricted Cash

  Funds held in one of the Company’s Chinese subsidiaries had previously been classified as restricted because it was not fully available to fund operations of the Company outside of China. In the first quarter of 2008, the Company was successful in establishing an inter-company royalty program pursuant to which the Company transferred to Canada most of the cash balances held by its subsidiary in China, which were previously classified as restricted cash. The continued existence of the inter-company royalty program allows the Company to classify cash balances in China as cash and cash equivalents rather than restricted cash. The Company expects to be able to continue such classification of cash in the future. Accordingly, all cash balances as at December 31, 2008 are classified as available cash.

  The Company had nil restricted cash as at December 31, 2008 compared to $2,740,702 as at December 31, 2007.

  Bank Indebtedness

  In September 2008, the Company secured a $1,250,000 credit facility with the Company’s principal bank, HSBC Bank Canada (“HSBC”). The loan is secured by a single trade receivable, and is insured by Export Development Canada. The loan is due on demand, or the earlier of the collection of the receivable or October 31, 2008. The loan is also secured by a first priority interest in all capital assets of the Company and bears interest at HSBC’s base U.S. rate plus 1 percent. The loan and accrued interest thereon was repaid in full on October 16, 2008.

  In December 2007, the Company secured a $2,000,000 credit facility with HSBC. The loan was secured by a single trade receivable which was insured by Export Development Canada. The outstanding amount on the loan was due on demand, or the earlier of the collection of the receivable, or January 31, 2008. The loan was received and repaid with interest at the bank’s U.S. base rate plus 0.5 percent in December 2007.

  In December 2006, the Company secured a $1,000,000 credit facility with HSBC. The loan was secured by a single trade receivable, and was insured by Export Development Canada. The outstanding amount on the loan was due on demand, or the earlier of the collection of the receivable or March 1, 2007. The loan was secured by a first priority interest in all capital assets of the Company, and bore interest at LIBOR plus 2 percent. The loan and accrued interest thereon was repaid in full on January 10, 2007.

  The proceeds from the above credit facilities were used to augment the Company’s cash balances for operating purposes.

  Cash Flows - Summary

  During the year ended December 31, 2008, the Company’s available cash balances decreased by $1.8 million primarily represented by:

    $3.4 million in cash losses from continuing operations (i.e., $7.4 million loss from continuing operations less $4.0 million of non-cash expenses including depreciation and amortization expense, stock compensation expense, and an impairment to software development costs); and
    $1.6 million in deferred software development costs and capital asset additions; offset by
    $2.7 million from the reclassification of restricted cash to non-restricted;
    $0.3 million foreign exchange gains from foreign cash balances; and
    $0.2 million decrease in non-cash working capital, ($0.6 million decrease in accounts receivable and prepaid expenses, offset by a $0.4 million decrease in deferred revenue and deferred taxes).

  During the year ended December 31, 2007, the Company experienced an increase in available cash by $3.3 million primarily represented by:

    $5.6 million increase in cash from financing activities resulting from the net proceeds of the Company’s private placement and exercise of stock options;
    $3.6 million decrease in non-cash working capital, ($3.1 million decrease in accounts receivable and prepaid expenses, a $0.6 million increase in accounts payable and accrued liabilities, offset by a $0.1 million decrease in deferred revenue and future income taxes);
    $0.6 million gain from the sale of Archer (see additional discussion under the “Operating Results – Discontinued Operations” section); offset by
    $3.0 million in cash losses from continuing operations (i.e., $5.7 million loss from continuing operations less $2.7 million of non-cash expenses including depreciation and amortization expense and stock compensation expense);
    $2.0 million in deferred software development costs and capital asset additions;
    $1.0 million in repayment of indebtedness; and
    $0.6 million increase in restricted cash.

  It should be noted that the Company’s non-cash working capital has increased slightly in 2008 compared to 2007. Non-cash working capital decreased in 2007 by benefiting from the collection of a significant annual receivable from an individual customer twice within the same year.

  Cash applied to Operating Activities

  Cash used in operating activities in 2008 was $3.2 million, a decrease of $3.5 million when compared to the $0.3 million received in operating activities in 2007. The increase in uses of cash results from an increased investment in non-cash working capital, the majority relating to a significant receivable from one of the Company’s largest customers.

  Cash received from operating activities in 2007 was $0.3 million, compared to cash used in operating activities in 2006 of $7.2 million for an increase of $7.6 million. This increase is primarily due to a decrease in the Company’s net loss of $4.0 million and a decrease in non-cash working capital of $4.4 million, offset by non-cash items such as stock based compensation expense and depreciation and amortization. The decrease in non-cash working capital relates mainly to the collection in early 2007 of a large receivable that was due in December 2006.

  Financing Activities

  In 2008, the Company received $1.25 million in financing from a credit facility. The credit facility was due on demand or the earlier of the collection of a significant receivable or October 31, 2008. The amount with interest thereon was repaid on October 16, 2008.

  In 2007, the Company received a net amount of $4.6 million from the Company’s financing activities, which included $5.6 million in net proceeds from the issuance of shares from a private placement and the exercise of stock options, offset by the repayment of $1.0 million in bank indebtedness from year ended December 31, 2006. The bank credit facility was terminated upon repayment of the $1.0 million.

  In December 2006, the Company received $1.0 million in financing from a credit facility, which was terminated on repayment in January 2007.

  Investing Activities

  The Company received $1.2 million from investing activities in 2008 compared to using $2.5 million in 2007, an increase of $3.7 million. The increase resulted primarily from the implementation of the Company’s inter-company royalty program in 2008 which allowed the Company to record all cash balances as non-restricted. Accordingly, the Company reclassified $2.7 million from restricted to non-restricted in the first quarter of 2008

  The Company used $2.6 million in investing activities in 2007 compared to using 3.3 million in 2006, a decrease of $0.7 million compared to 2006. The decrease is due primarily to a relative decrease in the amount of cash classified as restricted. In 2007 the restricted cash balance increased by $0.6 million, compared to an increase of $1.5 million in 2006, a relative change of $0.9 million. This benefit was offset by an increase in cash used to purchase capital assets and for deferred software development costs.

  Commitments and Contractual Obligations

  As at December 31, 2008 and December 31, 2007, the Company did not have any long-term debt.

  The Company rents premises under operating leases, which expire at various dates up to June 2012. Annual rental payments under these leases for each of the next five years are as follows:

Payments due by Period
Contractual obligations		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Long term debt obligations	–	–	–	–	–
Capital lease obligations	–	–	–	–	–
Operating lease obligations	2,330,829	873,694	1,176,611	280,524	–
Purchase obligations	–	–	–	–	–
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	–	–	–	–	–

  These lease commitments are expected to be paid from revenues from operations, existing working capital and if necessary, additional capital. The Company does not have any long-term debt, capital lease, purchase or other obligations as at December 31, 2008 and 2007.

  Transactions with Related Parties

  In the course of operations the Company has transactions with related parties. These transactions are in the normal course of operations and are measured at their exchange value, which approximates the fair market value as with any third party.

  The amounts due from (to) related parties as at December 31:

	2008	2007
Due to law firm in which a director is a partner	$(213,590)	$(1,938)
Due to a company in which an officer is a partner	–	(116,000)

  The following table outlines the Company’s related party transactions for the years ending December 31:

	2008	2007	2006
Legal services provided by a law firm in which a director is a partner	$259,556	$26,382	$–
Legal services provided by a law firm in which a former director is a partner	–	160,476	158,078
Consulting fees paid to a firm in which an officer is a partner	42,500	296,328	66,006
Consulting fees paid to a firm owned by a former officer	–	–	34,248
Fees paid on behalf of a significantly influenced company	–	–	7,247

  Off-Balance Sheet Arrangements

  The Company has no off-balance sheet arrangements as at December 31, 2008 and December 31, 2007.

  Capital Expenditure Commitments

  The Company’s operations require certain ongoing capital expenditures to support the productivity of the Company’s staff. This includes offices, furniture and equipment, primarily computers. In addition, the Company requires continuous upgrades of servers, language databases, developer software, and other productivity software. The Company also purchases a significant number of mobile phones each year for testing, user experience analysis and sales demonstrations. Most of this equipment is purchased as required and does not require long order times.

  Research and Development, Patents and Licenses, etc.

  The Company’s intellectual property may be grouped into the following product areas: eZiText, eZiType, Decuma, and Qix. It includes patents, copyrights, trademarks, domain names and trade secrets (people, technical know-how and documents). Historically, most of the Company’s research and development activities were dedicated to text input technology. However, with the introduction of Qix and Decuma the amount previously dedicated to text input technology will now be split across all three product areas. In addition to this, the Company is continually looking for new market opportunities.

  Litigation/Indemnification

  Nuance Litigation

  In the third quarter of 2008, Nuance launched two lawsuits against Zi. On August 19, 2008 the Company received a motion filed against Zi in the United States District Court, Northern District of California, San Francisco Division. The motion claims that Zi violated a 2002 consent judgment which settled a patent litigation with Tegic, a recently acquired subsidiary of Nuance, involving the Company’s eZiText software. On November 7, 2008 the motion was dismissed by the courts without prejudice, and both parties were ordered to seek arbitration in accordance with the settlement agreement.

  The Company received a patent infringement claim on August 27, 2008, filed in the Federal Court in Toronto, Canada, which claims that Zi has infringed Nuance’s intellectual property with the Company’s Qix and eZiText products.

  The Company responded to both claims and believes both are without merit. The Company is examining and pursuing all legal remedies available with respect to these claims.

  It should be noted that the Nuance litigation will be terminated should the Company’s shareholders approve the purchase of Zi by Nuance on April 9, 2009.

  U of T Litigation

  Commencing on March 11, 2005, U of T filed federal lawsuits against numerous alleged infringers of U.S. Patent No. 4,674,112 (“112 Patent”) in the U.S. District Court for the Western District of Texas, Austin Division. The defendants included customers of the Company as well as customers of its competitors. The Company was not a named party in the action. In order to defend the legitimacy of the licensed software and maintain the relationships with its licensees, the Company made the business decision to actively participate in the costs of the legal defense. Accordingly, and without any admission of liability, the Company agreed to assume the defense of five of its customers, four of which were settled since the costs of defense would have outweighed the cost of settlement.

  On May 2, 2007, the United States District Court for Western District of Texas issued an Order of Non-Infringement of U.S, Patent No. 4,674,112 against the Plaintiff, The Board of Regents of the University of Texas, and in favor of all remaining Defendants, including the remaining customer whose defense the Company had assumed. The plaintiff subsequently filed an appeal but the original finding of the District Court was upheld by the Appeals Court in July 2008. The U of T subsequently filed a petition for a rehearing on August 8, 2008 which was denied.

  From time to time, the Company is involved in other claims in the normal course of business. Management assesses such claims and where considered likely to result in a material exposure and where the amount of the claim is quantifiable, provisions for loss are made based on management's assessment of the probable outcome. The Company does not provide for claims that are not probable to result in a significant loss, claims for which the outcome is not determinable or claims where the amount of the loss cannot be reasonably estimated. Any settlements or awards under such claims are provided for when reasonably determinable.

  The Company does not anticipate or foresee at this time any basis for new intellectual property proceedings being instigated by other parties against the Company or by the Company against other parties. However, there is no assurance that the Company’s legal costs or legal actions will significantly diminish in the future. The Company does not view the legal expenses on the current legal actions and indemnities as being of a recurring nature and anticipate that these legal matters will eventually come to a resolution; however, the Company’s legal costs in respect of these actions may increase or maintain current levels if any judgment or determination is appealed or otherwise progresses through the legal process. Moreover, given the extremely competitive nature of the Company’s business and the wide scope of intellectual property covering the text input space, there can be no assurance that in the future, the Company, or any of the Company’s licensees, will not be continually subject to allegations concerning the status or validity of the Company’s intellectual property.

  Subsequent Events

  Option Cancellation

  On February 26, 2009, an executive of the Company cancelled 920,000 stock options. The remaining unamortized expense of cancelled stock options, aggregating $187,096, will be subject to accelerated expensing as of the cancellation date. Accordingly, the amount will be expensed in the first quarter of 2009.

  CONCLUSIONS REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

  The Company’s Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and other key management personnel have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation conducted, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as at December 31, 2008 to provide reasonable assurance that all material financial information relating to the Company was made known to the CEO and CFO by others within the Company in order for them to complete their analysis and review of the financial position and results of the operations of the Company for the year ended December 31, 2008.

  CERTIFICATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING

  As of December 31, 2008, an evaluation was carried out under the supervision of, and with the participation of the Company’s management including the Chief Executive Officer and the Chief Financial Officer, of the design of the Company’s internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design of internal control over financial reporting was appropriate as at December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Various opportunities to improve the design and operation of internal control over financial reporting have been identified and approved by management. The actions necessary to implement these opportunities have been identified and will be implemented in 2009. These improvement opportunities do not affect the conclusions of the Chief Executive Officer and the Chief Financial Officer described above.

  Additional Information

  Additional information can be found in the Company’s Form 10-K filed with the U.S. Securities and Exchange commission as well as in other public documents filed in Canada which can be accessed at www.sec.gov and www.sedar.com respectively.

  ITEM 7A.

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Quantitative information about market risk

  Accounts receivable, cash equivalents, investments in significantly influenced companies, accounts payable, accrued liabilities, notes payable, and capital lease obligations constitute financial instruments. The carrying values of these financial instruments approximate their fair values given the relatively short periods to maturity. The carrying values for these financial instruments represent their maximum credit risk.

  The Company maintains substantially all cash and cash equivalents with major financial institutions. Deposits held with banks may exceed the amounts of insurance provided on such deposits. Credit risk exposure includes accounts receivable with customers primarily located in North America, Asia, and Western Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from customers. The Company is exposed to the risks arising from fluctuations in foreign exchange rates, and the volatility of those rates. The Company does not use derivative instruments to reduce its exposure to foreign currency exchange risk.

  Qualitative information about market risk

  Interest Rate Risk

  The Company does not maintain any market risk sensitive instruments for trading purposes or instruments entered into for purposes other than trading purposes, other than maintaining a short term investment portfolio consisting mainly of term deposits purchased with an average maturity of less than three months. These securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% of their levels at December 31, 2008, the fair value of the portfolio would decline by an immaterial amount. The Company generally has the ability to hold its fixed income investments until maturity and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

  Foreign Exchange Rate Risk

  The Company reports in U.S. dollars but also has operations and expenses in Canada, Sweden, United Kingdom, Hong Kong and China. The Company incurs foreign exchange risk as revenues are primarily earned in U.S. dollars and Chinese Reminbi, and incurs the majority of the Company’s expenses in Canadian dollars, Swedish Krona, Chinese Reminbi and Hong Kong dollars. Assuming all of the above currencies appreciate by 100 basis points at the beginning of the year relative to the U.S. dollar, the Company estimates the Company’s expenses to increase by approximately $145,000 on an annualized basis. The Company’s most significant foreign exchange risk is currently with the Canadian dollar. The Company estimates expenses to increase by approximately $90,000 for every 100 basis point depreciation in the U.S. dollar, relative to the Canadian dollar, on an annualized basis assuming the rate increases at the beginning of the year.

  Based on the actual appreciation of the Canadian dollar, Chinese Reminbi, Hong Kong dollar, and Swedish Krona relative to the U.S. dollar for the year ended December 31, 2008, the Company estimates that total expenses have increased by approximately $0.4 million assuming the same expense level in the above foreign currencies remained unchanged from 2007. The reversal of advances made by currencies relative to the U.S. dollar resulted in relief to the expenses that had increased in the earlier part of the year.

  The U.S dollar has recently increased in strength against the majority of the world’s currencies. Should this strength continue throughout 2009, the Company expects its foreign currency denominated costs to decrease relative to 2008.

  Given the recent volatility of the U.S. dollar, especially in comparison to the Canadian dollar, the Company has reviewed its foreign exchange risk and the appropriateness of hedging strategies. As a result of the review, the Company is examining its foreign exchange policies and considering implementing a foreign exchange hedging program. Under this program, the Company would actively monitor market rates and may initiate hedging strategies when appropriate. The Company will also look to naturally hedge its foreign currency expenses by matching the currencies of the Company’s revenues and expenses.

  ITEM 8.

  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Management’s Report

  Management’s responsibility for financial reporting

  The consolidated financial statements and all information in the Annual Report are the responsibility of management and have been approved by the Board of Directors. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Financial statements are not precise since they include certain amounts based on estimates and judgments. Management has determined such amounts on a reasonable basis in order to ensure that the financial statements present fairly, in all material respects. Management has prepared the financial information presented elsewhere in the annual report and has ensured that it is consistent with the financial statements.

  Management has a system of internal controls designed to provide reasonable assurance that the financial statements are accurate and complete in all material respects. The internal control system includes an internal audit function by external advisors and an established business conduct policy that applies to all employees. Management believes that the systems provide reasonable assurance that transactions are properly authorized and recorded, financial information is relevant, reliable and accurate and that the Company’s assets are appropriately accounted for and adequately safeguarded.

  The Board of Directors is responsible for ensuring management fulfils its responsibilities for financial reporting and is ultimately responsible for reviewing and approving the financial statements. The Board carries out this responsibility through its Audit Committee.

  The audit committee is appointed by the Board and the majority of its directors are unrelated and independent. The Committee meets periodically with management, as well as external auditors, to discuss internal controls over the financial reporting process, auditing matters and financial reporting issues; to satisfy itself that each party is properly discharging its responsibilities; and, to review the annual report, the financial statements and the external auditors’ report. The Audit Committee reports its findings to the Board for consideration when approving the financial statements for issuance to shareholders. The Committee also considers, for review by the Board and approval by the shareholders, the engagement or re-appointment of the external auditors.

  The financial statements have been audited by Ernst & Young LLP, the external auditors, in accordance with Canadian generally accepted auditing standards on behalf of the shareholders. Ernst & Young has full and free access to the Audit Committee.

  Management’s report on internal control

  Management is responsible for the establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting standards.

  Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any of the effectiveness of internal control are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the financial statement preparation and presentation.

  Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting. Based on this evaluation, management conduced that the Company’s system of internal control over financial reporting was effective as at December 31, 2008.

/s/ Milos Djokovic	/s/ Blair Mullin
Milos Djokovic	Blair Mullin
President and Chief Executive Officer	Chief Financial Officer
March 25, 2009

  Report of Independent Auditors

  To the Shareholders of
  Zi Corporation

  We have audited the consolidated balance sheets of Zi Corporation as at December 31, 2008 and 2007, and the consolidated statement of loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in accordance with United States generally accepted accounting principles.

  The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  The financial statements as at December 31, 2006 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their reports dated March 29, 2007 (except for notes 13 and 20 which are as of June 15, 2007).

  [signed] "Ernst & Young LLP"

  Independent Registered Chartered Accountants
  Calgary, Canada
  March 25, 2009

  Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Differences

  United States reporting standards for auditors require the addition of an explanatory paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 2 to the consolidated financial statements. Although we conducted our audit in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Shareholders dated March 25, 2009, is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

  [signed] "Ernst & Young LLP"

  Independent Registered Chartered Accountants
  Calgary, Canada

  March 25, 2009

  Report of Independent Registered Chartered Accountants

  To the Board of Directors and Shareholders of Zi Corporation

  We have audited Zi Corporation's consolidated statements of loss, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

  In our opinion, these consolidated financial statements present fairly, in all material respects, the results of Zi Corporation’s operations and its cash flows for the year ended December 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

  [Signed] “Deloitte & Touche LLP”

  Independent Registered Chartered Accountants
  Calgary, Canada

  March 29, 2007 except for Notes 13 and 20 which are as of June 15, 2007

  Comments by Independent Registered Chartered Accountants on Canada-United States of America Reporting Difference

  The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 2 to the consolidated financial statements. Although we conducted our audit in accordance with both Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders dated March 29, 2007, except for Notes 13 and 20 which are as of June 15, 2007, is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

  [Signed] “Deloitte & Touche LLP”

  Independent Registered Chartered Accountants
  Calgary, Canada

  March 29, 2007 except for Notes 13 and 20 which are as of June 15, 2007

  Consolidated Balance Sheets

As at December 31,	2008	2007
(All amounts in United States of America dollars except share amounts)
Assets
Current assets
Cash and cash equivalents	$3,187,733	$4,979,193
Restricted cash (note 4)	–	2,740,702
Accounts receivable, net of allowance of $14,202 (December 31, 2007 – $454,070)	2,266,307	2,644,413
Prepayments and deposits	515,419	677,262
Future income tax assets (note 10)	29,366	–
Total current assets	5,998,825	11,041,570
Capital assets – net (note 6)	821,314	931,921
Intangible assets – net (note 7)	1,507,411	3,721,623
	$8,327,550	$15,695,114
Liabilities and shareholders’ equity
Current liabilities
Accounts payable and accrued liabilities (note 16)	$4,610,306	$4,677,007
Deferred revenue	4,127,952	4,500,044
Future income tax liabilities (note 10)	–	14,636
Total current liabilities	8,738,258	9,191,687
Contingent liabilities (note 12)
Going concern uncertainty (note 2)
Shareholders’ equity
Share capital (note 9)
Unlimited number of Class A, 9% convertible, preferred shares authorized and no shares issued or outstanding	–	–
Unlimited number of common shares, no par value, authorized, 50,667,957 (December 31, 2007 – 50,557,957) issued and outstanding	115,024,228	114,991,895
Additional paid-in capital	4,727,787	3,860,022
Warrants	1,403,160	1,403,160
Accumulated deficit	(121,078,664)	(113,702,097)
Accumulated other comprehensive loss	(487,219)	(49,553)
	(410,708)	6,503,427
	$8,327,550	$15,695,114

  See accompanying notes to audited consolidated financial statements.

[signed]	[signed]
George Tai	Donald Hyde
Chairman of the Board	Director

  Consolidated Statements of Loss

Years ended December 31,	2008	2007	2006
(All amounts in United States of America dollars except share amounts)
Revenue	$13,323,492	$13,111,002	$11,836,217
Cost of sales	(258,545)	(263,922)	(406,463)
Gross margin	13,064,947	12,847,080	11,429,754
Operating expenses
Selling general and administrative	(11,259,582)	(10,531,299)	(10,728,671)
Business taxes	(939,276)	(1,257,662)	(925,192)
Litigation and legal (note 12)	(2,130,412)	(1,941,660)	(3,352,763)
Product research and development	(2,891,945)	(2,450,771)	(3,700,242)
Depreciation and amortization (note 7)	(1,581,628)	(1,670,037)	(1,667,534)
Impairment of software development costs (note 7)	(1,429,670)	–	–
Operating loss before undernoted	(7,167,566)	(5,004,349)	(8,944,648)
Interest on capital lease obligation	–	(43)	(795)
Other interest expense	(23,111)	(35,570)	(17,211)
Interest and other income	40,836	189,290	227,562
Loss before undernoted	(7,149,841)	(4,850,672)	(8,735,092)
Recovery/(impairment) note receivable (note 11)	–	130,931	(129,417)
Income tax expense (note 10)	(226,726)	(1,039,458)	(885,084)
Net loss from continuing operations	$(7,376,567)	$(5,759,199)	$(9,749,593)
Gain/(loss) on discontinued operations (note 18)	–	632,601	(1,245,291)
Net loss	$(7,376,567)	$(5,126,598)	$(10,994,884)
Basic and diluted loss per share from continuing operations (note 16)	$(0.15)	$(0.11)	$(0.21)
Basic and diluted income/(loss) per share from discontinued operations (note 18)	$–	$0.01	$(0.03)
Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.24)
Weighted average number of common shares outstanding – basic and diluted	50,611,864	49,640,891	46,502,728
Common shares outstanding, end of year	50,667,957	50,557,957	46,688,624

  See accompanying notes to audited consolidated financial statements.

  Consolidated Statements of Shareholders’ Equity

						Accumulated other	Total
	Common shares issued		Additional		Accumulated	comprehensive	comprehensive
	shares	amount	paid-in capital	Warrants	deficit	income (loss)	income (loss)
(All amounts in United States of America dollars except share amounts)
Balance – December 31, 2005	46,272,568	$109,365,824	$2,114,190	$–	$(97,580,615)	$(577,745)	$(5,431,531)
Issued on exercise of restricted stock units	416,056	1,269,261	(1,269,261)	–	–	–	–
Issued restricted stock units	–	–	156,663	–	–	–	–
Employee stock-based compensation costs	–	–	1,340,706	–	–	–	–
Archer dilution	–	–	758,903	–	–	–	–
Net loss	–	–	–	–	(10,994,884)	–	(10,994,884)
Other comprehensive income from foreign currency translation adjustment	–	–	–	–	–	235,113	235,113
Balance – December 31, 2006	46,688,624	$110,635,085	$3,101,201	$–	$(108,575,499)	$(342,632)	$(10,759,771)
Issued on exercise of stock options	55,000	159,184	(65,101)	–	–	–	–
Issued on exercise of restricted stock units	37,485	67,142	(67,142)	–	–	–	–
Issued under private placement	3,776,848	5,533,644	–	–	–	–	–
Private placement warrants	–	(1,403,160)	–	1,403,160	–	–	–
Employee stock-based compensation costs	–	–	891,064	–	–	–	–
Net loss	–	–	–	–	(5,126,598)	–	(5,126,598)
Other comprehensive income from foreign currency translation adjustment	–	–	–	–	–	293,079	293,079
Balance – December 31, 2007	50,557,957	$114,991,895	$3,860,022	$1,403,160	$(113,702,097)	$(49,553)	$(4,833,519)
Issued restricted stock awards	110,000	32,333	–	–	–	–	–
Issued restricted stock units	–	–	29,856	–	–	–	–
Employee stock-based compensation costs	–	–	837,909	–	–	–	–
Net loss	–	–	–	–	(7,376,567)	–	(7,376,567)
Other comprehensive loss from foreign currency translation adjustment	–	–	–	–	–	(437,666)	(437,666)
Balance – December 31, 2008	50,667,957	$115,024,228	$4,727,787	$1,403,160	$(121,078,664)	$(487,219)	$(7,814,233)
See accompanying notes to audited consolidated financial statements.

  Consolidated Statements of Cash Flow

Years ended December 31,	2008	2007	2006
(All amounts in United States of America dollars)
Cash flow from (used in) operating activities:
Net loss from continuing operations	$(7,376,567)	$(5,759,199)	$(9,749,593)
Items not affecting cash:
Depreciation and amortization	1,611,070	1,707,552	1,707,212
Stock-based compensation expense	900,098	891,064	1,544,755
Impairment of software development costs	1,429,670	–	–
Impairment (recovery) of note receivable	–	(130,931)	129,417
Loss on disposal of capital assets	16,185	65,462	24,212
Decrease (increase) in non-cash working capital:
Accounts receivable	378,106	3,141,541	(2,206,562)
Prepayments and deposits	174,399	(77,299)	(59,607)
Accounts payable and accrued liabilities	51,841	630,985	536,725
Deferred revenue	(372,092)	22,018	671,215
Future income taxes	(44,002)	(159,764)	174,400
Cash flow from (used in) operating activities	(3,231,292)	331,429	(7,227,826)
Cash flow from (used in) financing activities:
Proceeds from issuance of common shares and warrants, net of issuance costs	–	5,533,644	–
Proceeds from exercise of stock options	–	94,083	–
Proceeds from bank indebtedness (note 8)	1,250,000	2,000,000	1,000,000
Payment of bank indebtedness	(1,250,000)	(3,000,000)	–
Payment of capital lease obligations	–	(1,833)	(7,545)
Cash flow from financing activities	–	4,625,894	992,455
Cash flow from (used in) investing activities:
Purchase of capital assets	(347,966)	(407,792)	(304,457)
Software development costs	(1,231,363)	(1,638,389)	(1,407,204)
Other deferred costs	–	(28,634)	(57,445)
Recovery of impaired note receivable	–	130,931	–
Changes in restricted cash (note 4)	2,740,702	(580,207)	(1,512,376)
Cash flow from (used in) investing activities	1,161,373	(2,524,091)	(3,281,482)
Cash flow from (used in) discontinued operations (note 18):
Operating activities	–	–	(139,328)
Financing activities	–	–	(106,650)
Investing activities	–	632,601	(181,199)
Cash flow from (used in) discontinued operations	–	632,601	(427,177)
Effect of foreign exchange rate changes on cash and cash equivalents	278,459	240,513	107,556
Net cash inflow (outflow)	(1,791,460)	3,306,346	(9,836,474)
Cash and cash equivalents, beginning of year	4,979,193	1,672,847	11,509,321
Cash and cash equivalents, end of year	$3,187,733	$4,979,193	$1,672,847

Components of cash and cash equivalents
Cash	$3,187,733	$4,979,193	$1,294,185
Cash equivalents	–	–	378,662
Total cash and cash equivalents	$3,187,733	$4,979,193	$1,672,847
Supplemental cash flow information
Cash paid for interest	$23,111	$35,613	$18,006
Cash paid for income taxes	$71,186	$940,495	$772,260

See accompanying notes to audited consolidated financial statements.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  1. Nature of Operations

  Zi Corporation (the “Company” or “Zi") is incorporated under the Business Corporations Act of Alberta. Zi develops software designed to provide discovery and usability solutions for mobile search, input and advertising. Products include Qix™, a search and discovery engine, Decuma™ for natural handwriting which now includes prediction technology, eZiText™ for one-touch predictive text entry, and eZiType™ predictive keyboard entry with auto-correction. Zi markets these products directly to original equipment manufacturers, original design manufacturers and network operators.

  2. Going Concern Uncertainty

  As at December 31, 2008, the Company had an accumulated deficit of $121,078,664 and, for the year then ended, incurred a net loss of $7,376,567 from continuing operations and used cash in operating activities of $3,231,292. Continuing operations are dependent on the Company achieving profitable operations and being able to raise additional capital, if and when necessary, to meet the Company’s obligations and repay liabilities arising from the normal course of operations when they come due.

  The Company is executing a business plan to allow it to continue as a going concern which is to achieve profitability through cost containment and revenue growth. The Company plans to ultimately achieve profitable operations. There is substantial doubt that the Company will be successful in executing this plan and continue as a going concern. Should it fail to achieve profitability, or if necessary, raise sufficient capital to sustain operations, it may be forced to suspend operations, and possibly even liquidate assets and wind-up and dissolve the Company.

  These consolidated financial statements are prepared on a going concern basis, which assumes that the Company will be able to realize its assets at the amounts recorded and discharge its liabilities in the normal course of business in the foreseeable future. Should this assumption not be appropriate, adjustments in the carrying amounts of the assets and liabilities to their realizable amounts and the classifications thereof will be required and these adjustments and reclassifications may be material.

  4. Significant Accounting Policies

  Basis of presentation

  The accompanying consolidated financial statements are expressed in United States of America dollars (“U.S. dollars”) and prepared by management in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

  Use of estimates

  The preparation of these consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of these consolidated financial statements, and the reported amounts of revenue and expenses during the periods reported. Estimates include allowance for doubtful accounts, estimated useful life of intangible assets, deferred costs and capital assets, provisions for contingent liabilities, measurement of stock-based compensation, valuation allowance for future tax assets, accrued liabilities and revenues, and reflect management’s best estimates. By their nature, these estimates are subject to uncertainty and the effect on the consolidated financial statements of changes in estimates in future periods could be significant. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. The allowance for doubtful accounts reflects estimates of doubtful amounts in accounts receivable. The allowance is based on specifically identified accounts, historical experience and other current information.

  Principles of consolidation

  These consolidated financial statements include the accounts of Zi and its subsidiaries. All inter-company transactions and balances have been eliminated.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  The Company consolidates an entity’s financial statements when the Company either will absorb a majority of the entity’s expected losses or residual returns, in the case of a variable interest entity (“VIE”), which there were none at December 31, 2008 and 2007, or has the ability to exert control over a subsidiary. Control is normally established when ownership interests exceed 50 percent in an entity. However, when the Company does not exercise control over a majority-owned entity as a result of other investors having rights over the management and operations of the entity, the Company accounts for the entity under the equity method. As at December 31, 2008 and 2007, there were no greater-than-50 percent-owned affiliates whose financial statements were not consolidated.

  Foreign currency translation

  The Company’s functional currency is the U.S. dollar. For the United States, Swedish, Chinese, Hong Kong and other Canadian subsidiaries, the functional currencies are the U.S. dollar, Swedish krona, Chinese renminbi (“RMB”), Hong Kong dollar and Canadian dollar (“CDN”), respectively. The balance sheet accounts of the Company’s foreign operations for which the local currency is the functional currency are translated into U.S. dollars at year-end exchange rates, while revenues, expenses and cash flows are translated at average exchange rates prevailing for the year. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive income/(loss) in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of loss.

  Cash and cash equivalents

  The Company considers all balances with banks and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

  Capital assets

  The Company records capital assets at cost and provides for amortization over the useful lives of the assets using the declining-balance method at a rate of 30 percent for computer and office equipment, and furniture and fixtures. Leasehold improvements are recorded at cost and amortized using the straight-line method over the shorter of the estimated useful lives or the remaining term of the lease. The amortization periods for leasehold improvements range from one to five years.

  In the year of disposal, the resulting gain or loss is included in the consolidated statements of loss and the cost of assets retired or otherwise disposed and the related accumulated amortization are eliminated from these accounts.

  Intangible assets

  All research and development costs are expensed as incurred except those that qualify under FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Research and development costs incurred prior to the establishment of the technological feasibility of a particular software project are expensed as incurred. Software development costs, including costs associated with coding and testing of project related software, are capitalized subsequent to when the technological feasibility of a project is established. Capitalized costs are amortized commencing in the period of the products’ commercial release. The determination of whether a project is technically feasible involves establishing, at a minimum, that the Company has a detailed, documented and consistent product and program design, including high risk development issues related to the project, with the necessary resources to complete the project. If a detailed program design is not used, technological feasibility will be established when a product design or working model of the software model, consistent with the product design, is complete and tested.

  Costs of start-up activities and organizational costs are expensed as incurred. Start-up costs include those one-time activities related to organizing a new entity.

  The Company records intangible assets, excluding goodwill and intangible assets with indefinite lives at cost and provides for amortization over their expected useful lives using the straight-line method over the following periods:

Customer agreements	4.5 years
Patents and trademarks	11 years
Software development costs	3 years

  Goodwill and other intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently, if events or changes in circumstances indicate that the asset might be impaired, such as, the loss of a patent litigation or a significant decline in the Company’s revenue.

  Impairment of long-lived assets

  The Company reviewed the carrying value of its long-lived assets, including intangible assets, on September 30th. Due to the current economic environment, management performed an additional impairment review on December 31, 2008. To the extent that estimated undiscounted future net cash inflows from such assets are less than the carrying amount, an impairment loss is recognized. The Company considers factors such as significant changes in the business climate and projected discounted cash flows from the respective assets in determining the fair value of the asset. The Company evaluated its remaining long-lived assets as at December 31, 2008 and determined that Qix was impaired. Accordingly, an impairment provision of $1.4 million was recorded.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  Revenue recognition

  Revenues from software licensing royalties related to the sale of the product in which the Company’s technologies have been embedded are recognized in accordance with Statement of Position 97-2 (“SOP”), “Software Revenue Recognition”.

  Under software licensing arrangements, the Company recognizes revenues – provided that: a non-cancellable license agreement has been signed; the software and related documentation have been delivered; there are no uncertainties regarding customer acceptance; collection of the resulting receivable is deemed probable; the fees are fixed and determinable; and no other significant vendor obligations exist. Any revenue associated with contracts having multiple elements is deferred and recognized once clear evidence exists with respect to the fair value of each separate element of the contract. In addition, contracts involving significant modifications or customization of the software sold are accounted for under the guidelines of contract accounting.

  The guidance in SOP 97-2 requires that in multi-deliverable contracts the fee should be allocated to the various elements based on vendor specific objective evidence (“VSOE”) of fair value, regardless of any separate prices stated within the contract for each element. If sufficient VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement should be deferred until the earlier of the point at which (i) such sufficient vendor-specific objective evidence does exist or (ii) all elements of the arrangement have been delivered. When VSOE of the fair values of undelivered elements in an arrangement exist but VSOE of fair value does not exist for one or more of the delivered elements, the revenue is recognized using the residual method provided that all other applicable revenue recognition criteria are met.

  The Company may agree to deliver unspecified additional software products in the future as part of a multiple-element software arrangement. In such situations, there is no basis on which to allocate the arrangement fee to the unspecified products to be delivered because VSOE of fair value for unspecified products does not and cannot exist. Accordingly, the revenue is accounted for under subscription accounting, and is recognized ratably over the estimated economic life of the products covered by the arrangement.

  Revenues from software licensing royalties related to the sale of the product in which the Company’s technologies have been embedded are recorded as earned.

  Customer support revenues consist of revenue derived from contracts to provide post-contract support, such as maintenance and service support, to license holders. These revenues are recognized ratably over the term of the contract.

  The Company reports revenue on a gross basis in the People’s Republic of China (“PRC”). The amount of taxes collected from customers and remitted to the governmental authorities were $621,100, $787,632 and $595,157 for the three years ended December 31, 2008, 2007 and 2006, respectively.

  Allowance for doubtful accounts

  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The Company evaluates the creditworthiness of its customers prior to delivery of its software and based on these evaluations, adjusts credit limits to the respective customers. In addition to these evaluations, the Company conducts on-going credit evaluations of its customers’ payment history and current creditworthiness. The allowance is maintained for 100% of all accounts deemed to be uncollectible. To date, the actual losses have been within management’s expectations.

  Income taxes

  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize the impact of a tax position in the financial statements if that position is more likely than not being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. Should the Company incur any interest and penalties related to unrecognized tax benefits, these amounts will be recorded in income tax expense (see note 10).

  Leases

  Leases are classified as capital or operating leases. A lease that transfers to the lessee substantially all the benefits and risks incidental to ownership is classified as a capital lease. At inception, a capital lease is recorded as if it were an acquisition of an asset and the incurrence of an obligation. Assets recorded as capital leases are amortized on a basis consistent with that of accounting for capital assets. Operating lease costs are expensed as incurred.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  Share issue costs

  The Company reduced the value of consideration assigned to shares issued by direct costs, net of applicable income tax recoveries, of issuing the shares.

  Loss per share

  Loss per share is computed based on the weighted average number of shares outstanding for the year. Diluted loss per share has been calculated using the treasury stock method, whereby diluted loss per share is calculated as if options, restricted stock units ("RSUs"), restricted stock awards (“RSAs”), and common share purchase warrants were exercised at the beginning of the year and funds received were used to purchase the Company’s own stock. Potentially diluted shares have not been used in calculating diluted loss per share for the years ended December 31, 2008, 2007 and 2006 as they were anti-dilutive as discussed in note 16.

  Comprehensive income (loss)

  Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income (loss) includes foreign currency translation adjustments. The Company has reported components of comprehensive income (loss) on its consolidated statements of shareholders’ equity.

  Financial instruments

  Accounts receivable, cash equivalents, investments in significantly influenced companies, accounts payable, accrued liabilities, notes payable, and capital lease obligations constitute financial instruments. The carrying values of these financial instruments approximate their fair values given the relatively short periods to maturity. The carrying values for these financial instruments represent their maximum credit risk.

  The Company maintains substantially all cash and cash equivalents with major financial institutions. Deposits held with banks may exceed the amounts of insurance provided on such deposits. Credit risk exposure includes accounts receivable with customers primarily located in North America, Asia, and Western Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from customers. The Company is exposed to the risks arising from fluctuations in foreign exchange rates, and the volatility of those rates. The Company does not use derivative instruments to reduce its exposure to foreign currency exchange risk.

  Stock-based compensation

  The Company has a stock-based compensation plan, which is described in note 9. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital. Compensation expense related to the exercise of stock options previously credited to additional paid-in capital is credited to common stock. New common stock is issued upon exercise of stock options, and RSUs, and the issuance of RSAs.

  The Company recognizes its stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“FAS”), No. 123(R), “Share Based Payment” (“FAS No. 123(R)”). This pronouncement requires companies to measure the cost of employee services received in exchange for an award of equity instruments (for example, stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.

  The fair value of options is determined at the grant date using the Black-Scholes closed-form model valuation technique, which requires the Company to make several assumptions. The risk-free interest rate is based on the Canadian benchmark bond yield curve in effect for the expected term of the option at the time of grant. The dividend yield on common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. The market price volatility of common stock is based on the historical volatility of the Company’s common stock over a time period equal to the expected term of the option. The expected life and expected forfeiture rate of the options is based on the Company’s historical experience for various categories of employees receiving stock option grants. The Company accounts for RSAs and RSUs in accordance with FAS No. 123(R), and records the fair value of RSAs and RSUs using the Black-Scholes closed form-model on the date of grant with the related compensation expense recognized over the vesting period.

  Recent accounting pronouncements

  In March 2008, FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) which changes the disclosure requirements for derivative instruments and hedging activities. FAS 161 is intended to enhance the current disclosure framework in FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. FAS 161 is effective for financial statements issued for fiscal 2009. The Company has not historically entered into derivative instruments and hedging activities. However, the Company is considering on actively managing its foreign exchange risks which includes entering into derivative and hedging contracts if appropriate. Accordingly, the Company will be required to disclose its potential hedging activities in accordance with FAS 161 for years beginning after November 15, 2008.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  In December 2007, FASB issued FAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes additional reporting requirements that identify and distinguish between the interest of the parent and the interest of the non-controlling owners. FAS 160 is effective for fiscal 2009. The adoption of FAS 160 will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

  The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No.115”. The statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company determined that the adoption of FAS 159 does not have a significant impact on its consolidated operations and financial condition.

  The Company adopted FAS No. 157, “Fair Value Measurements”. The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Company determined that the adoption of FAS 157 does not have a significant impact on its consolidated operations and financial condition.

  The Securities and Exchange Commission (“SEC”) commented that several registrants should have recorded share purchase warrants that were issued in a currency other than their functional currency as a derivative instrument in accordance with FAS 133, “Accounting for Derivative Instruments and Hedging Activities”, instead of shareholders’ equity, and adjusted to market value each reporting period. The FASB met and concluded that the position taken by the SEC was correct, but that entities would not be required to adopt it until the matter had been settled, and then would be able to do so as a change in accounting policy. In June 2008, the Emerging Issues Task Force (“EITF”) issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, effectively settling this issue. The Company does not have warrants outstanding that meet the definition of a derivative under FAS 133 in 2008, and accordingly, no adjustment is required.

  4. Restricted Cash

  Funds held in one of the Company’s Chinese subsidiaries had been restricted for use in funding the day-to-day operations of only those subsidiaries, and were not fully available to fund the non-Chinese operations of the Company. In the first quarter of 2008, the Company established an inter-company royalty program, the effect of which is the Company can periodically charge a royalty to its Chinese subsidiaries and have that subsidiary transfer the cash to one of its entities in Canada. Thus, it is no longer necessary to classify such funds as restricted.

  As a result of the royalty program as at December 31, 2008 cash previously classified as restricted has now been classified as cash and cash equivalents (as at December 31, 2007, restricted cash was $2,740,702).

  5. Dispositions

  Disposition of Archer Education Group Inc. (“Archer”)

  Effective March 27, 2007, the Company sold its minority interest in Archer for total proceeds of $632,601. There were no contingent considerations or performance criteria in the sale agreement.

  The Company’s proportionate share of the loss from Archer’s operations for the period ended March 27, 2007 had not been recognized as the carrying value of the investment in Archer was nil and the Company had no commitment to fund this loss. In addition, Archer did not complete any private placements between January 1, 2007 and March 27, 2007. Therefore, the Company was not required to recognize any potential dilution gains resulting in an increase in its net investment in Archer. As a result, the full amount of the proceeds was recognized as a gain on disposal of discontinued operations in the first quarter of 2007 (see note 18).

6. Capital Assets
		Accumulated
2008	Cost	amortization	Net book value
Computer and office equipment	$3,140,768	$2,319,454	$821,314
Leasehold improvements	456,484	456,484	–
Total	$3,597,252	$2,775,938	$821,314

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

2007
Computer and office equipment	$3,451,494	$2,524,131	$927,363
Leasehold improvements	652,821	648,263	4,558
Total	$4,104,315	$3,172,394	$931,921

7. Intangible Assets
		Accumulated
2008	Cost	amortization	Net book value
Patents	$1,583,892	$864,723	$719,169
Trademarks	64,450	23,436	41,014
Customer agreements	170,440	148,747	21,693
Software development costs	11,727,306	11,001,771	725,535
Total	$13,546,088	$12,038,677	$1,507,411

2007
Patents	$1,929,014	$880,893	$1,048,121
Trademarks	78,150	21,314	56,836
Customer agreements	206,669	135,275	71,394
Software development costs	14,018,585	11,473,313	2,545,272
Total	$16,232,418	$12,510,795	$3,721,623

  During 2008, $1,231,363 (2007 - $1,638,389) of software development costs were deferred and are being amortized using the straight-line method over a three-year economic life. Amortization for 2008 includes $1,129,285 of amortization of deferred software development costs and $169,514, $6,982 and $44,314, respectively, of amortization of patents, trademarks and customer agreements. Amortization for 2007 includes $1,165,665 of amortization of deferred software development costs $165,411, $6,737 and $42,760, respectively, of amortization of patents, trademarks and customer agreements.

  The Company assesses the value of its intangible assets on an annual basis. In addition the Company continually monitors the value of its intangible assets for changes in circumstances including but not limited to: significant underperformance relative to historical or projected results, significant changes in the Company’s business or use of assets, and significant negative industry or economic trends. Any identified impairments are recorded in the reporting period identified.

  The Company reviewed the carrying value of its long-lived assets, including intangible assets on September 30, 2008. Due to the current economic environment, the Company evaluated its other intangible assets on December 31, 2008. Based on the current economic environment and the Company’s success rate in signing revenue generating Qix deals, the Company recorded a impairment provision relating to its Qix software of $1.4 million. The Company will continue to monitor the economic environment and record any additional provisions in the period identified.

The following is the estimated amortization expense of intangible assets for each of the next five years:
2009	$479,619
2010	277,136
2011	198,923
2012	108,598
2013	102,277
Total	$1,166,553

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  The estimated amortization expense includes the amortization of deferred software costs whose products have been commercially released. The Company has deferred software costs for products pending commercial release. In addition, the Company continues to defer software costs. The additional cost and commercial release dates for these products are uncertain; accordingly, the above table does not include the estimated amortization expense for products pending commercial release.

  8. Bank Indebtedness

  On September 8, 2008, the Company secured a $1,250,000 credit facility agreement from its principal bank, HSBC Bank Canada. The loan was secured by a single trade receivable which was insured by the Export Development Canada. The outstanding amount on the loan was due on demand, on the earlier of the collection of the significant receivable or October 31, 2008. The amount with interest thereon was repaid on October 16, 2008. The proceeds of the loan were used to augment the cash balances for operating purposes.

  The loan was secured by a first priority interest in all capital assets of the Company. The loan bore interest at the bank’s U.S base rate plus 1.0 percent per annum. The loan agreement contained a number of restrictive covenants, all of which were in compliance before repayment.

  On December 12, 2007, the Company secured a $2,000,000 credit facility agreement with its principal bank, HSBC Bank Canada. The loan was secured by a single trade receivable which was insured by the Export Development Canada. The outstanding amount on the loan was due on demand, or the earlier of the collection of the receivable, or January 31, 2008. The loan was received and repaid in December 2007. The proceeds of the loan were used to augment the cash balances for operating purposes.

  The loan was secured by a first priority interest in all capital assets of the Company. The loan bore interest at the bank’s U.S base rate plus 0.5 percent per annum. The loan agreement contained a number of restrictive covenants, all of which were in compliance before repayment.

  On December 7, 2006, the Company entered into a credit facility agreement (the “Loan”) with HSBC Bank Canada. Under the Loan agreement, the lender provided a demand loan of $1.0 million based on a single trade receivable of the Company’s insured by the Export Development Canada with proceeds assigned to the lender. The outstanding amount on the Loan was due on demand, or the earlier of the collection of the trade receivable or March 1, 2007. The proceeds of the Loan were used to fund the short-term liquidity of the Company. The obligation under the Loan was secured by a first priority interest in all present and after acquired personal property of the Company and a floating charge over all the Company’s present and after acquired real property. The Loan bears interest at LIBOR, plus 2 percent per annum. The Loan agreement contained a number of restrictive covenants, all of which the Company were in compliance with. The Company repaid the Loan and accrued interest on January 12, 2007.

  9. Share Capital

  Private Placement

  On March 29, 2007, the Company completed a brokered private placement in the United States and a non-brokered private placement in Canada of a total of 3,776,848 units priced at $1.61 per unit for net proceeds of $5,533,644. The Company agreed to pay a commission to the placement agent involved in the private placement in the United States equal to 10 percent of the gross proceeds of such private placement, with eight percent to be paid in the form of cash and two percent to be paid in the form of units equal to the price paid per unit.

  Each unit issued in the private placements consisted of two-fifths of a stock purchase warrant. Each whole stock purchase warrant is exercisable to purchase one share of the Company’s stock after six months from the date of closing but before March 29, 2012, at an exercise price of $2.14 per share. An additional eight percent commission was payable to the placement agent on the gross proceeds of the cash exercise of any share purchase warrants held by investors during the first twelve months following the closing of the private placement in the United States and four percent of the gross proceeds of the cash exercise of any share purchase warrants held by investors during the second twelve months following the closing of the private placement in the United States. The placement agent has also been issued warrants to purchase such number of common shares of the Company equal to eight percent of the units issued in the private placement in the United States. As at December 31, 2008, there were 1,709,532 stock purchase warrants outstanding (December 31, 2007 – 1,709,532).

  Nasdaq Listing

  On August 10, 2007, the Company received a Nasdaq Staff Deficiency Letter indicating that the Company was not currently in compliance with the stockholders’ equity, market value of publicly held shares and total asset and revenue requirements for continued listing on the Nasdaq Global Market as set forth in Nasdaq Marketplace Rules 4450(a)(3), 4450(b)(1)(A) and 4450(b)(1)(B). The Company applied to transfer its listing to the Nasdaq Capital Market, the continued listing requirements of which are less stringent than The Nasdaq Global Market. The application was approved by Nasdaq and trading on The Nasdaq Capital Market commenced on September 5, 2007.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  On February 1, 2008 the Company received a Nasdaq Staff Deficiency Letter dated January 30, 2008 stating that the bid price of Zi's common shares had closed below $1.00 per share for 30 consecutive days. As a result, in accordance with Marketplace Rule 4310(c)(8) ("the Rule"), Zi was granted 180 calendar days, or until July 28, 2008, for the bid price of its common shares to close at $1.00 or more for a minimum of 10 consecutive business days.

  On August 1, 2008, the Company received a letter from Nasdaq indicating that the Company had failed to regain compliance with Nasdaq’s minimum bid price requirement of US$1.00 per share for continued listing of the Company’s common shares on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4) (the “Staff Determination”). In accordance with the Marketplace Rules, the Company had initially been provided with a grace period of 180 calendar days, or until July 28, 2008, to regain compliance with the minimum bid requirement. The Company was unable to comply with the minimum bid requirement as of such date and also was unable to satisfy the other initial listing criteria for the Nasdaq Capital Market that would have provided it with an additional 180 calendar day grace period to meet the minimum bid price requirement.

  Following procedures set forth in the Nasdaq Marketplace Rule 4800 series, the Company requested a hearing before a Panel to review the Staff Determination which was held on September 18, 2008. At the hearing, the Company requested continued listing on the Nasdaq Capital Market, based upon its plan for demonstrating compliance with the applicable listing requirements. Pursuant to the Nasdaq Marketplace Rules, the Panel has the authority to grant the Company up to an additional 180 days to regain compliance with the applicable listing requirements.

  On October 21, 2008, Nasdaq announced that it will not take any action through January 16, 2009 to delist companies for a bid price or market value of publicly-held shares deficiency. Nasdaq has subsequently announced the extension of the date to July 20, 2009. Accordingly, the Panel’s decision on Zi’s appeal will be made after July 20, 2009, unless Zi regains compliance before that date, in which case, a decision would not be necessary. If Zi’s bid price remains deficient at the close of business on July 20, 2009, then Zi must provide Nasdaq with an updated plan of compliance in order to continue the appeal process.

  In the event that the Panel denies the Company’s request for continued listing on the Nasdaq Capital Market, the Company’s common shares could be eligible for quotation and trading on the Over-the-Counter Bulletin Board. Additionally, trading of the Company’s shares will continue on the Toronto Stock Exchange.

  Stock-based Compensation

  At December 31, 2008 and 2007, the Company maintained a stock-based compensation plan (the “Plan”). The Plan provides that stock options, RSAs (in the case of participants subject to taxation in the United States) and RSUs (in the case of participants subject to taxation in Canada) may be granted by the Company to officers, directors, employees and service providers of the Company, or of any affiliate or subsidiary of the Company from time to time up to a maximum of fifteen (15%) percent of the Company’s issued capital. The number of the common shares which may be reserved specifically for issuance in respect of RSAs and RSUs shall not exceed 7,583,693 common shares. Any expiration, cancellation or exercise of stock options pursuant to the provisions of the Plan will allow the Company to re-grant the options on a continuous revolving and reloading basis. Any expiration or cancellation of RSAs and RSUs become available for re-granting by the Company. Any increase in the issued and outstanding common shares will result in an increase in the maximum number of common shares reserved for issuance under the Plan. As at December 31, 2008, the Company had 50,667,957 common shares issued and outstanding. Accordingly, 7,600,193 common shares are reserved for issuance under the Plan as at that date. The Plan is required to be re-approved by shareholders every three years; the next such approval is not required until 2010. At December 31, 2008, the Company has 3,084,659 stock options, RSAs, and RSUs (December 31, 2007 – 2,588,619) available for future grants under the Plan.

  Stock options, RSAs and RSUs awarded under the Plan may be subject to performance criteria before vesting. Share compensation expense is recorded if the performance criterion is more likely than not to be achieved. Share compensation expense is not recorded if the performance criterion is unlikely to be achieved. Under the terms of the Plan, stock options, RSAs and RSUs may be granted at the discretion of the Board of Directors. The stock option price equals the greater of the five day weighted average price or closing price of the Company’s shares on the day preceding the date of grant. The stock options, RSAs and RSUs are not assignable, vest at the discretion of the Board of Directors, and expire, at maximum, after the tenth anniversary of the date of grant.

  In 2008, nil (2007 – 55,000) stock options were exercised for proceeds of nil (2007 – $94,083). In 2008, 955,000 (2007 – 2,361,700) stock options were granted by the Company. As at December 31, 2008 and 2007, the Company has a total of 4,440,534 and 4,995,075 outstanding options, respectively, which expire over a period of one to five years.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  In 2008, nil (2007 – 37,486) RSUs were exercised for nil proceeds. In 2008, 75,000 (2007 – nil) RSUs were granted by the Company. As at December 31, 2008 and 2007, the Company has a total of 75,000 and nil outstanding RSUs, respectively, which expire over a period of one to five years.

  In 2008, 110,000 (2007 – nil) RSAs were issued by the Company. Accordingly, the Company issued 110,000 common shares which are restricted from trading and cancellable if certain service criteria are not met. As at December 31, 2008, 12,500 (2007 – nil) RSAs remain restricted from trading and cancellable.

  Compensation expense related to stock options, RSAs and RSUs are based on the fair value of the underlying shares on the date of grant. Compensation expense related to stock options, RSAs and RSUs granted pursuant to the Plan was determined based on the estimated fair values using the Black-Scholes Option Pricing Model. Stock options granted in 2008, 2007 and 2006 were granted with the following assumptions:

	2008	2007	2006
Risk free interest rate	2.98% - 3.29%	3.58% - 4.65%	3.90% - 4.20%
Expected term in years	3.0 – 4.0	1.0 - 4.0	3.0
Expected dividend yield	0%	0%	0%
Weighted average volatility	94.65%	89%	90%
Expected volatility	89% - 104%	86% - 102%	55% - 103%

  Stock options, and RSUs activity and related information for 2008, 2007 and 2006 are as follows:

	Shares		Weighted
	under options,	Weighted average	average remaining	Aggregate
2008	and RSUs	exercise price	contractual life	intrinsic value
Outstanding, beginning of period	4,995,075	$2.25
Granted	1,030,000	0.40
Exercised	–	–
Forfeited	(161,333)	(0.96)
Expired	(1,348,208)	(2.75)
Outstanding, end of period	4,515,534	$1.23	3.27 years	$31,500
Exercisable, end of period	2,459,665	$1.55	2.76 years	$23,625
Weighted average fair value of stock options and RSUs granted during the period				$0.29

	Shares		Weighted	Aggregate
	under options,	Weighted average	average remaining	intrinsic
2007	and RSUs	exercise price	contractual life	value
Outstanding, beginning of period	3,999,982	$2.49
Granted	2,361,700	1.37
Exercised	(92,486)	(1.11)
Forfeited	(48,832)	(1.84)
Expired	(1,225,289)	(2.84)
Outstanding, end of period	4,995,075	$2.25	3.37 years	$–
Exercisable, end of period	2,741,405	$2.96	2.35 years	$–
Weighted average fair value of stock options, and RSUs granted during the period				$0.73

	Shares		Weighted
	under options,	Weighted average	average remaining	Aggregate
2006	and RSUs	exercise price	contractual life	intrinsic value
Outstanding, beginning of period	4,106,487	$3.82
Granted	1,580,468	1.41
Exercised	(416,056)	–
Forfeited	(187,583)	(1.70)
Expired	(1,083,334)	(7.34)
Outstanding, end of period	3,999,982	$2.49	2.85 years	$67,238
Exercisable, end of period	3,595,483	$2.67	2.66 years	$57,575
Weighted average fair value of stock options, and RSUs granted during the period				$0.85

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  A summary of the status of the Company’s unvested stock options and RSUs as December 31, 2008 and 2007, and changes during the years then ended is presented below:

	2008			2007
	Shares under	Weighted average	Shares under	Weighted average
	options, and RSUs	grant date fair value	options, and RSUs	grant date fair value
Unvested, beginning of period	2,253,670	$0.72	404,499	$0.50
Granted	1,030,000	0.29	2,361,700	0.73
Vested	(1,066,513)	(0.53)	(463,697)	(0.74)
Forfeited	(161,288)	(0.49)	(48,832)	(1.03)
Unvested, end of period	2,055,869	$0.52	2,253,670	$0.72

  The following table summarizes the exercise price ranges of outstanding and exercisable stock options, and RSUs as at December 31, 2008:

	Total stock options and RSUs outstanding			Total stock options and RSUs exercisable
		Weighted average
	Number	remaining	Weighted average	Number	Weighted average
Range of exercise prices	outstanding	contractual life	exercise price	outstanding	exercise price
$0.00 – $1.64	3,096,034	3.85 years	$0.79	1,306,832	$0.85
$1.65 – $2.46	935,000	2.48 years	1.86	668,333	1.80
$2.47 – $3.28	254,500	1.23 years	2.85	254,500	2.85
$3.29 – $4.11	230,000	0.83 years	3.42	230,000	3.42
$0.00 – $4.11	4,515,534	3.27 years	$1.23	2,459,665	$1.55

  The stock-based compensation expense included in the Company’s consolidated statements of loss was as follows:

	2008	2007	2006
Selling general and administrative	$799,116	$831,848	$1,208,701
Product research and development	100,982	59,216	336,054
Total stock-based compensation expense	$900,098	$891,064	$1,544,755

  As at December 31, 2008, there was $425,592 (2007 – $1,122,368) of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.20 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $645,670, $341,669 and $1,402,781, respectively.

  10. Income Taxes

  The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the future income tax assets will not be realized. As of December 31, 2008 and 2007, there were no unrecognized tax benefits as the Company provided a full valuation allowance against the future income tax assets based on the Company’s evaluation of the likelihood of realization of these assets. The Company will continue to evaluate and examine the valuation allowance on a regular basis.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  The provision for income taxes reflects an effective tax rate that differs from the corporate tax rate for the following reasons:

	2008	2007	2006
Combined basic federal and provincial income tax rate	29.90%	33.40%	33.40%
Expected combined Canadian federal and provincial tax recovery based on above
rates	$(2,205,594)	$(1,576,393)	$(3,268,251)
Enacted tax rate adjustment differences	46,270	54,194	104,426
Differences in foreign statutory tax rates	(514,196)	(223,835)	373,247
Permanent differences	783,087	3,645,392	1,440,996
Impairment of note receivable	–	–	22,648
Tax exemption	(323,858)	(442,286)	161,635
Impairment of software development costs	421,753	–	–
Other	–	31,842	(56,736)
Valuation allowance	1,954,866	(1,101,734)	2,107,119
Consolidated income tax before undernoted	162,328	387,180	885,084
Provision for cross border transactions	(270,138)	652,278	–
Hong Kong Tax assessment	334,536	–	–
Total income tax expense	$226,726	$1,039,458	$885,084

  The components of future income tax assets (liabilities) are as follows:

As at December 31,	2008	2007	2006
Capital assets	$244,372	$154,977	$268,247
Software development costs	(166,821)	(667,964)	(680,084)
Deferred revenue	103,775	87,026	(102,014)
Share issue costs	66,725	147,401	84,767
Other	424,859	(295,810)	(337,855)
Loss carry-forwards previously unrecognized	273,568	–	–
Loss carry-forwards	11,315,264	13,791,295	19,006,279
Valuation allowance	(12,232,376)	(13,231,561)	(18,413,740)
Net future income tax asset (liability)	$29,366	$(14,636)	$(174,400)

  Income tax expense is comprised of the expense for the Company’s profitable Chinese operations, a tax provision taken for a reassessment by the Inland Revenue Department (“IRD”) in Hong Kong, and a credit representing the partial reversal of a penalty provision taken in the third quarter of 2007 related to the review of the Company’s international transfer pricing policies by the Canada Revenue Agency (“CRA”). The uncertainty relates to the treatment of the Company’s international operations, including the allocation of income among different jurisdictions, and related penalties and interest. The Company will monitor and adjust such reserves on receiving proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning the Company’s transfer prices, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. Once a final outcome is determined, the Company will adjust its tax provision accordingly.

  On February 16, 2009, the Company received an official letter from the IRD re-assessing the Company $248,576 in taxes for a prior year transaction relating to the transfer of intangible property to a Canadian subsidiary in consideration for an outstanding intercompany debt. In addition, a further $85,960 was recorded for the 2003-2004 taxation year due to the loss of loss carry-forwards which had reduced taxes to nil prior to the re-assessment. The Company intends to file an objection to the re-assessment but accrued for the taxes as of December 31, 2008. Should the objection be successful, the Company will reverse the provision in the period in which it is received.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  On July 19, 2008, the Company received an official letter from the CRA stating that its audit for the 2002 and 2003 tax years was complete and that no adjustments were required to the Company’s previously-filed tax returns. Accordingly, the Company has reversed the provision that related to the 2002 and 2003 tax years in the second quarter of 2008. Further to this, on January 1, 2009, the 2001 taxation year becomes statute barred and the Company will reverse an additional CDN $95,900 of the provision.

  As at December 31, 2008, the Company recorded a future income tax asset of $29,366 and a future tax liability of $14,636 as at December 31, 2007. Future income taxes result from differences in tax reporting with the Company’s Chinese operations. The Chinese tax authorities require the Company’s Chinese operations to report earnings under PRC GAAP, which differs from U.S. GAAP. Accordingly, future income taxes are recorded when the Company’s Chinese operations are adjusted to U.S. GAAP.

  In accordance with FIN 48, as at December 31, 2007, the Company recorded a penalty provision of $652,278 relating to the CRA audit of the Company’s cross border transactions. During the year ended December 31, 2008, the provision has been reduced to $306,265 due to the successful settlement of the 2002 and 2003 taxation years, and from 2000 becoming statute barred. The reduction has been offset with the additional provision of $334,536 relating to the re-assessment of prior year tax years by the IRD. Accordingly, the Company’s total amount of penalties and income tax outstanding as at December 31, 2008, in accordance with FIN 48 is $640,801.

  At December 31, 2008, the Company’s Canadian subsidiaries have non-capital losses of $19,182,166, which expire between 2009 and 2029 and net capital losses of $51,667,824, which do not expire and are available to reduce Canadian taxable capital gains in future years. The Company has foreign non-capital losses of $27,840,357 of which $21,006,940 does not expire and the balance of $6,833,417 relates to a U.S. subsidiary and expires between 2011 and 2027.

  The following summarizes the non-capital losses that expire in each of the next five years:

2009	$1,710,526
2010	996
2011	3,826,525
2012	–
2013	–
Total	$5,538,047

  11. Impairment of Note Receivable.

  Archer (see note 18) was incorporated in February 2005 for the purpose of acquiring a number of educational learning institutions in Canada. Zi acquired 24.9 percent of Archer’s shares, through share subscription agreements in 2005. Consequently, Zi is a related party to Archer. The Company’s ownership of Archer increased through the sale of its Oztime and EPI subsidiaries to Archer. Under the sale agreements, Zi received 6,140,000 shares of Archer, including contingent consideration of 1,000,000 shares placed in escrow and a RMB 1,000,000 non-interest bearing note receivable at December 31, 2006, a U.S. dollar equivalent of $129,417. At December 31, 2006, the Company evaluated the note receivable for impairment and determined that subject to SFAS No. 114, “Accounting by Creditors for Impairment of Loan”, using a projected discounted cash flow model, the full amount of the note receivable was impaired and hence provided for. At the time of the impairment, Archer had been unsuccessful in raising additional capital sufficient enough to repay the note and continued to post operating losses. Due to these factors it was probable that Archer would not have the necessary funds available to meet the requirements under the note. In April 2007, Archer was able to repay the note receivable in full. Accordingly, the Company recorded $130,931 for the recovery of the note receivable.

  12. Contingent Liabilities

  On August 19, 2008, the Company received a motion filed in the United States District Court, Northern District of California, San Francisco Division. The motion claims that the Company violated a 2002 consent judgment which settled a patent litigation with Tegic, a recently acquired subsidiary of Nuance, involving the Company’s eZiText software. On November 7, 2008, the motion was dismissed by the courts without prejudice, and both parties were ordered to seek arbitration.

  The Company received a second claim on August 27, 2008, filed in the Federal Court in Toronto, Canada. This claim states that the Company infringes Tegic’s intellectual property with its Qix and eZiText products, with regard to two Canadian patents.

  The Company has no reason to believe that it infringes Tegic’s patents or violated the 2002 consent judgment. Accordingly, the Company has vigorously defended itself in both proceedings.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  Commencing on March 11, 2005, the Board of Regents of the University of Texas System (“U of T”) filed federal lawsuits against numerous alleged infringers of U.S. Patent No. 4,674,112 in the U.S. District Court for the Western District of Texas, Austin Division. Of the named parties, the majority are customers of the Company’s principal competitor in the text input market and a few are customers of the Company.

  The Company was not a named party in the action. The Company has not accepted liability for any indemnity pursuant to its customer license agreements or otherwise. As a result of the Company's efforts the claim against two of the Company’s customers was dismissed prior to any defence being filed. Without any admission of liability, the Company agreed as a business decision to assume the defence of five of its customers. Given the costs involved, the Company settled the claims against four of the Company’s relatively minor customers.

  While the Company is not a defendant, the validity of the Company’s licensed software was legally challenged in the U of T filed federal lawsuit. In order to defend the legitimacy of the licensed software and maintain the relationships with the licensees, the Company made the business decision to actively participate in the costs of the legal defense.

  On May 2, 2007, the United States District Court for Western District of Texas System issued an Order of Non-Infringement of U.S. Patent No. 4,674,112 against the plaintiff, The Board of Regents of the University of Texas, and in favor of all remaining defendants. The plaintiff subsequently filed an appeal but the original finding of the District Court was upheld by the Appeals Court in July 2008. The U of T subsequently filed a petition for a rehearing on August 8, 2008, which was not allowed by the Court.

  From time to time, the Company is involved in other claims in the normal course of business. Management assesses such claims and where it is probable to result in a material exposure and where the amount of the claim is quantifiable, provisions for loss are made based on management’s assessment of the likely outcome. The Company does not provide for claims that are unlikely to result in a significant loss, claims for which the outcome is not determinable or claims where the amount of the loss cannot be reasonably estimated. Any settlements or awards under such claims are provided for when reasonably determinable.

  13. Related Party Transactions

  In the course of operations the Company has transactions with related parties. These transactions are in the normal course of operations and are measured at their exchange value, which approximates the fair market value as with any third party.

  The amounts due from (to) related parties as at December 31:

	2008	2007
Due to law firm in which a director is a partner	$(213,590)	$(1,938)
Due to a company in which an officer is a partner	–	(116,000)

  The following table outlines the Company’s related party transactions for the years ending December 31:

	2008	2007		2006
Legal services provided by a law firm in which a director is a partner	$259,556	$26,382	$	N/A
Legal services provided by a law firm in which a former director is a partner	N/A	160,476		158,078
Consulting fees paid to a firm in which an officer is a partner	42,500	296,328		66,006
Consulting fees paid to a firm owned by a former officer	N/A	N/A		34,248
Fees paid on behalf of a significantly influenced company	N/A	N/A		7,247

  14. Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

  The Company rents premises and equipment under operating leases, which expire at various dates up to June 2012. The Company recorded rent expense for 2008 of $980,705 (2007 – $745,812; 2006 – $641,113).

  Annual rental payments under these leases for each of the next five years are as follows:

2009	$873,694
2010	615,563
2011	561,048
2012	280,524
2013	–
Total	$2,330,829

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  From time to time the Company may enter into certain types of contracts that require it to indemnify parties against possible third party claims particularly when these contracts relate to licensing agreements. The terms of such obligations vary and generally, a maximum is explicitly stated. However, some agreements may contain financial obligations that are not explicitly stated, and the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these indemnification obligations. In order to contain the Company’s liability exposure, the more recent licensing agreements generally provide a clause minimizing the Company’s liability. The Company’s management actively monitors the Company’s exposure to the above risks and obtains insurance coverage to satisfy potential or future claims as necessary.

  15. Segmented Information

  The Company develops software designed to provide discovery and usability solutions for mobile search, input and advertising through its Zi Technology business segment. The Company has a singular focus: to make mobile devices smarter and easier to use. The result is richer, more personalized interaction for quicker, easier communication in over 60 different languages for predictive text and over 70 languages for Decuma.

  Zi's product portfolio includes four products. Qix is a search and discovery engine that provides a quick and easy method for accessing a phone's full set of features, applications and services without having to remember where and how to find them via the traditionally structured menu system. Decuma is an interactive handwriting input product that mimics how humans write with pen on paper - naturally and efficiently - in a broad range of languages. eZiText provides fast, efficient, predictive one-touch entry and word completion, enhanced with the interactive learning and personalization of a user's own language patterns and behavior. eZiType is a comprehensive predictive text entry product for mobile email users. Ideal for keyboard-based mobile devices such as smartphones, PDAs and gaming consoles, eZiType improves the mobile email user's text entry experience by enhancing typing speed and spelling accuracy. Zi markets these products directly to original equipment manufacturers, original design manufacturers and network operators.

  Segmented financial information is reported under the contracting Zi subsidiary’s country of residence. Other operating expenses include unallocated segment expenses such as legal fees, public company costs, interest and other income and head office costs. The accounting policies of each of the business segments are the same as those described in note 3.

  The Company’s primary operations are located in North America. The Company operates two reportable business segments (Zi Technology and Corporate) in five reportable geographic locations in which those subsidiaries reside:

				Impairment of		Operating profit
				software	Other	(loss) before
				development	operating	interest and
	Revenues	Amortization	VAT	costs	expenses	other income
2008
Zi Technology	$13,323,492	$1,535,182	$621,100	$1,429,670	$13,040,536	$(3,302,996)
Corporate	–	75,888	–	–	3,788,682	(3,864,570)
Total	$13,323,492	$1,611,070	$621,100	$1,429,670	$16,829,218	$(7,167,566)
Interest expense and interest
and other income						17,725
Loss before income taxes						(7,149,841)
2007
Zi Technology	$13,111,002	$1,601,040	$787,632	$–	$11,820,707	$(1,098,377)
Corporate	–	106,512	–	–	3,799,460	(3,905,972)
Total	$13,111,002	$1,707,552	$787,632	$–	$15,620,167	$(5,004,349)
Interest expense and interest
and other income						153,677
Note receivable recovery						130,931
Loss before income taxes						$(4,719,741)
2006
Zi Technology	$11,836,217	$1,534,027	$595,157	$–	$13,453,283	$(3,746,250)
Corporate	–	173,185	–	–	5,025,213	(5,198,398)
Total	$11,836,217	$1,707,212	$595,157	$–	$18,478,496	$(8,944,648)
Interest expense and interest
and other income						209,556
Loss before income taxes						$(8,735,092)

		2008			2007

	Capital and		Identifiable	Capital and
	intangible assets	Other assets	assets	intangible assets	Other assets	Identifiable assets
Zi Technology	$2,139,504	$5,226,221	$7,365,725	$4,364,019	$9,155,516	$13,519,535
Corporate	189,221	772,604	961,825	289,525	1,886,054	2,175,579
Total	$2,328,725	$5,998,825	$8,327,550	$4,653,544	$11,041,570	$15,695,114

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  Corporate includes non-cash compensation expense related to issuance of employee stock options, RSUs and RSAs in 2008 of $799,116 (2007 – $831,848; 2006 – $1,208,701), with the remaining portion to Zi Technology. All additions to software development costs of $1,231,363 in 2008 (2007 – $1,638,390; 2006 – $1,407,204) are part of Zi Technology’s operations.

				Impairment of		Operating profit
				software	Other	(loss) before
				development	operating	interest and
	Revenues	Amortization	VAT	costs	expenses	other income
2008
Canada	$7,210,595	$1,380,250	$–	$1,429,670	$8,939,624	$(4,538,949)
China	5,048,792	37,469	621,100	–	3,888,528	501,695
USA	678,008	4,485	–	–	2,637,144	(1,963,621)
Sweden	386,097	188,866	–	–	1,337,937	(1,140,706)
Other	–	–	–	–	25,985	(25,985)
Total	$13,323,492	$1,611,070	$621,100	$1,429,670	$16,829,218	$(7,167,566)
Interest expense and interest
and other income						17,725
Loss before income taxes						$(7,149,841)
2007
Canada	$5,513,032	$1,434,083	$–	$–	$9,239,551	$(5,160,602)
China	5,977,217	79,489	787,632	–	3,026,743	2,083,353
USA	1,038,728	6,077	–	–	1,754,626	(721,975)
Sweden	582,025	181,905	–	–	1,565,896	(1,165,776)
Other	–	5,998	–	–	33,351	(39,349)
Total	$13,111,002	$1,707,552	$787,632	$–	$15,620,167	$(5,004,349)
Interest expense and interest
and other income						153,677
Note receivable recovery						130,931
Loss before income taxes						$(4,719,741)
2006
Canada	$5,832,869	$1,417,331	$–	$–	$11,628,079	$(7,212,541)
China	4,751,684	99,719	595,157	–	2,811,919	1,244,889
USA	935,956	6,606	–	–	2,244,921	(1,315,571)
Sweden	315,708	169,160	–	–	1,688,014	(1,541,466)
Other	–	14,396	–	–	105,563	(119,959)
Total	$11,836,217	$1,707,212	$595,157	$–	$18,478,496	$(8,944,648)
Interest expense and interest
and other income						209,556
Loss before income taxes						$(8,735,092)

		2008			2007
	Capital and		Identifiable	Capital and
	intangible assets	Other assets	assets	intangible assets	Other assets	Identifiable assets
Canada	$1,353,106 $	2,378,742 $	3,731,848	$3,382,152	$3,844,589	$7,226,741
China	103,493	2,649,909	2,753,402	117,690	6,178,888	6,296,578
USA	14,204	56,559	70,763	17,117	513,117	530,234
Sweden	857,922	910,520	1,768,442	1,136,585	501,236	1,637,821
Other	–	3,095	3,095	–	3,740	3,740
Total	$2,328,725 $	5,998,825 $	8,327,550	$4,653,544	$11,041,570	$15,695,114

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  The Canadian and U.S. operations include the majority of the non-cash compensation expense related to issuance of employee stock options, RSUs and RSAs in 2008 of $900,098 (2007 – $891,064; 2006 – $1,544,755). All additions to software development costs of $1,231,363 in 2008 (2007 – $1,638,390; 2006 – $1,407,204) are part of Canadian and Swedish operations.

  16. Supplemental Financial Information

  Accrued liabilities

  The following items are included in the accounts payable and accrued liabilities balance:

	2008	2007
Compensation	$1,316,496	$1,149,682
Litigation and legal	1,014,730	11,784
Trade accounts payable	985,861	1,539,077
Withholding tax and income taxes payable	961,205	1,456,586
Accounting and other compliance	332,014	441,146
Other accrued liabilities	–	78,732
Total	$4,610,306	$4,677,007

  The following table highlights the change in the allowance for doubtful accounts:

	2008	2007	2006
Balance, beginning of year	$454,070	$936,730	$426,697
Charged to costs and expenses	40,078	192,938	750,535
Deductions and recovery	(479,946)	(675,598)	(240,501)
Balance, end of year	$14,202	$454,070	$936,731

  Loss per share

  In 2008, anti-dilutive stock options, RSUs, warrants and performance based escrowed shares of 6,225,066 have been excluded in the calculation of diluted loss per share (2007 – 6,704,607; 2006 – 3,999,982).

  17. Economic Dependence

  In 2008, five Zi Technology customers accounted for 74 percent (2007 – 58 percent; 2006 – 51) of the Company’s total revenues. The loss of one or more of these customers could significantly affect the Company’s revenues.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  18. Discontinued Operations

  On March 12, 2007, Zi received an offer to purchase its minority interest in Archer. The offer was presented and approved by the Company’s Board of Directors on March 22, 2007. Effective March 27, 2007, the Company sold its minority interest in Archer for total proceeds of $632,601. There were no contingent considerations or performance criteria in the sale agreement.

  Because the Company’s management had not previously been given a mandate by the Board of Directors to locate a purchaser for its investment in Archer, Archer was initially included in the Company’s consolidated operating loss for all previous periods. For the years ended December 31, 2007 and 2006, Archer’s operating results have been reclassified to discontinued operations, net of income taxes (see note 10) and disclosures elsewhere to conform with this change.

For the year ended December 31,	2008	2007	2006

Revenue	$–	$–	$555,523
Cost of sales	–	–	(22,696)
Operating expenses	–	–	(893,177)
Interest income	–	–	9,032
Equity interest loss in Archer (March 1, 2006 to December 31, 2006)	–	–	(893,973)
Gain on disposal of discontinued operations	–	632,601	–
Net income (loss)	$–	$632,601	$(1,245,291)

  Prior to the completion of the sale, Archer’s operating results had been categorized as the Company’s e-Learning business segment.

  Prior to 2005, Zi conducted its e-Learning business segment through Oztime Education & Network Technology Co. Ltd. (“Oz”) and English Practice Inc. (“EPI”). Archer was incorporated in February 2005 for the purpose of acquiring Oz and EPI and continuing the e-Learning business segment. Effective March 1, 2006, Archer was deconsolidated and accounted for under the equity method. See note 4 “Disposition of Archer Education Group Inc.”

  The Company has recognized its proportionate share of the loss of Archer’s operations for the period between March 1, 2006 and December 31, 2006, in the amount of $893,973, and appropriately reduced its investment in Archer by the same amount. No further losses will be recognized as Zi has no commitment to fund further losses. As a result, the full amount of the proceeds was recognized as a gain on disposal of discontinued operations for the period ended March 31, 2007.

  As Archer was deconsolidated on March 1, 2006 and Zi’s equity interest in Archer was written down to nil value as at December 31, 2006, no assets or liabilities are applicable as at December 31, 2007, as they were either written down or sold.

  19. Employee Terminations

  In the fourth quarter of 2008, the Company adjusted its cost structure. As a result, the Company has recorded $43,103 in employee severance costs in 2008 and expects to incur an additional $170,714 in the first quarter of 2009. The severance costs will be recorded in the selling, general and administrative, and product, research and development expenses. Any changes to estimates will be reflected in future results of operations.

  20. Subsequent Events

  Tender Purchase Offer

  On February 26, 2009, Nuance Communications, Inc. (“Nuance”) and the Company entered into an agreement whereby, subject to shareholder and other approvals, Nuance would acquire 100% of the common shares of the Company. Under the terms of the agreement, consideration for the transaction is approximately $35 million, comprised of approximately $17 million in cash and $18 million in Nuance common stock. Shareholders of the Company are expected to receive $0.34 in cash and $0.35 per share in Nuance common stock, subject to adjustment as outlined below. The closing date is expected to be April 9, 2009.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

  Possible adjustment to the amount paid to the cash portion is as follows. The exchange ratio of shares of the Company into shares of Nuance is determined by dividing $0.35 by the Volume Weighted Average Price (“VWAP”) of Nuance shares during the 10 trading days immediately preceding the signing of the Arrangement Agreement. The VWAP for this 10-day period, which ended on February 25, 2009, was $9.4431. Thus each share outstanding of the Company would be exchanged for 0.03706 shares of Nuance. However, if the 10-day VWAP of Nuance shares ending one day immediately preceding the closing date is less than $9.4431 (to a limit of 15%), then the amount of cash received by shareholders of the Company would increase, subject to a maximum of $0.0525 per share.

  The transaction will be completed by way of statutory Plan of Arrangement under the Business Corporations Act (Alberta). The Plan of Arrangement is subject to customary closing conditions, court approval and must be approved by two thirds of the votes cast by Zi’s shareholders at a special meeting of shareholders expected to be held on April 9, 2009.

  Zi’s directors and several members of management and Lancer Management Group LLC, that collectively hold 18,799,198 shares representing approximately 37 percent of Zi’s issued and outstanding common shares, have entered into support agreements with Nuance pursuant to which they have agreed to vote their shares in favor of the transaction. The factors considered by the Board of Directors of Zi and other relevant background information are included in the Information Circular and Proxy Statement which was mailed to shareholders of the Company on approximately March 16, 2009.

  Option Cancellation

  On February 26, 2009, an executive of the Company cancelled 920,000 stock options. The remaining unamortized expense of cancelled stock options, aggregating $187,096, will be subject to accelerated expensing as of the cancellation date. Accordingly, the amount will be expensed in the first quarter of 2009.

  ITEM 9.

  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  ITEM 9A.

  CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in its periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

  Management Report on Internal Control Over Financial Reporting

  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2008 was effective.

  Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report.

  Milos Djokovic, President and Chief Executive Officer
  Blair Mullin, Chief Financial Officer

  Changes in Internal Control Over Financial Reporting

  During the period covered by this report, no changes occurred in the Zi’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Zi’s internal control over financial reporting.

  ITEM 9B.

  OTHER INFORMATION

  None.

  PART III

  ITEM 10.

  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  (a) Directors and Executive Officers of the Company

  Each director is generally elected by a vote at the annual meeting of shareholders in service for a term of one year. Each executive officer will serve until his/her successor is elected or appointed by the Board or his/her earlier removal or resignation from office. There are no family relationships between any of the Company’s executive officers and the Company’s directors. The following table lists the directors and senior management of the Company together with their respective positions, since January 1, 2008:

Name	Position or office within the Company
Milos Djokovic(7)	Director
Parker, Colorado, U.S.A.	President and Chief Executive Officer
H. Donald Hyde(1) (2) (4) (5) (9)	Director
Calgary, Alberta, Canada
Donald P. Moore(1) (3) (4) (6) (8) (9)	Director
Abu Dhabi, UAE
Robert P. Stefanski (2) (3) (6) (9)	Director
Palo Alto, California, U.S.A.
George C. Tai (5)	Chairman of the Board of Directors
Calgary, Alberta	Director
Andrew M. Gertler (1) (4) (5) (8) (9)	Director
Montreal, Quebec
Blair Mullin	Chief Financial Officer
Newberg, Oregon, U.S.A.
Jason Paul	Corporate Secretary
Calgary, Alberta, Canada
Axel Bernstorff	VP Global Sales
Lisbon, Portugal
Roland Williams	Senior VP Intellectual Property
Martinez, California

  Notes:

  (1) Currently member of the Audit Committee.
  (2) Currently member of the Corporate Governance and Compensation Committee.
  (3) Former member of the Compensation Committee during 2008 prior to merging with the Corporate Governance Committee.
  (4) Member of the Audit Committee during 2008.
  (5) Former member of the Corporate Governance Committee during 2008 prior to merging with the Compensation Committee.
  (6) Former member of the Compensation Committee during 2008 prior to merging with the Corporate Goverance Committee.
  (7) Former member of the Strategic Committee during 2008.
  (8) Current member of the Strategic Committee.
  (9) Current member of the Special Committee of Independent Directors.

  MILOS DJOKOVIC, age 39, became the Company’s President and Chief Executive Officer, as well as a member of the Board, in May 2006. From October 2004 and until May 2006, Mr. Djokovic served as the Company’s Chief Operating Officer and Chief Technical Officer. Mr. Djokovic was the founder in 1992 of Cygnus Corporation, an Ontario based developer of customer relationship management software, which he sold in 1998 to TeleTech Holdings Inc., and continued to serve as its chief technical officer until March 2003. Mr. Djokovic also served as CEO of TeleTech’s Enhansiv division from 2000-2002. From August 2003 until October 2004, Mr. Djokovic was employed with Accenture, an international management consulting firm, where he was responsible for that firm’s customer relationship technology strategy.

  H. DONALD HYDE, age 57, was elected as a director at the Company’s annual general meeting held in June 2003 and is currently the chair of the Audit Committee and serves on the Corporate Governance and Compensation Committee and Special Committee. Mr. Hyde is a chartered accountant and has had his own practice since 1991. Prior to setting up his own practice, Mr. Hyde was the vice president of finance and administration for an international oil and gas drilling and service company.

  DONALD P. MOORE, age 45, was elected to the Board in August 2004 and is currently a member of the Audit Committee, the Special Committee and the Strategic Committee. Mr. Moore is a lawyer in the Abu Dhabi office of Holland & Knight LLP. Prior to joining Holland & Knight LLP in December 2005, Mr. Moore practiced law with Fowler White Burnett, P.A.

  ROBERT PAUL STEFANSKI, age 47, was elected to the Board on December 22, 2006. Mr. Stefanski is currently the chair of the Corporate Governance and Compensation Committee and also is the chair of the Special Committee. Mr. Stefanski is an executive vice president with TIBCO Software Inc., a software company headquartered in Palo Alto, California. Prior to joining TIBCO, Mr. Stefanski practiced law in New York with Weil, Gotshal & Manges, a major international law firm. He also served as Director of Intellectual Property for financial news and information provider Reuters.

  BLAIR MULLIN, age 55, was appointed Chief Financial Officer of the Company on September 6, 2006. Mr. Mullin has been a Partner in the Portland practice of Tatum, LLC since 2003, during which time, prior to joining Zi, served as consultant and then Chief Financial Officer of Homax Products Inc., Vice President Finance of Yakima Products Inc., strategic advisor to Casey Industrial Inc., a $100 million construction company engaged in construction of major industrial facilities, and consultant to numerous manufacturers. Prior to joining Tatum, Mr. Mullin was a strategic advisor and turnaround consultant for two companies in the Telecom sector, before which he served as President and Chief Operating Officer of International DisplayWorks, Inc., a manufacturer of LCD displays and modules; and as Chairman, President and Chief Financial Officer of Morrow Snowboards. Mr. Mullin has held other leadership positions at Westbeach Canada, ULC, British Columbia Mercantile Corp., and Padovano Foods, Ltd., as well as numerous consulting engagements in a variety of industries.

  GEORGE C. TAI, age 43, was appointed to the Board on April 10, 2007 and assumed the role of Chairman on July 26, 2007. Mr. Tai practices securities and business law with the law firm of Carscallen Leitch, LLP in Calgary, Alberta. Prior to returning to the practice of law in 2004, Mr. Tai held senior executive positions in legal, finance and operations with private and public (TSX and NASDAQ) technology companies, including Zi Corporation, where he served as Chief Operating Officer from 2000 to 2003.

  ANDREW M. GERTLER, age 48, was appointed to the Board on June 27, 2007. Mr. Gertler has been the Vice President of Lester Asset Management since July 2006. Prior thereto, he was Chairman and Chief Executive Officer of Neutron Enterprises, Inc. from August 2004 to July 2006, and Managing Director of Gestion Jean Paul Auclair from April 2001 to April 2004. Mr. Gertler is the Chairman of the Company’s Strategic Committee and is also a member of the Audit Committee and Special Committee.

  JASON PAUL, age 35, has been with the Company’s legal department since December 2004 and was appointed as the Company’s General Counsel in January 2007. Mr. Paul was also appointed as the Company’s Corporate Secretary in July 2007. Prior to joining the Company, Mr. Paul practiced law in Israel with the law firm of Danziger, Klagsbald, Rosen & Co.

  AXEL BERNSTORFF, age 46 has been with the Company since August 30, 2005 and was appointed VP of Global Sales at Zi Corporation on September 15, 2006. Prior to being appointed VP of Global Sales, Mr. Bernstorff successfully ran Zi's European and Japanese regions. Mr. Bernstorff had 8 years experience in the wireless technology sector prior to joining Zi and played an important role during the formation of Symbian, the privately owned, market-leading OS provider for smartphones where he subsequently managed several strategic global accounts.

  ROLAND WILLIAMS, age 56 has been with the Company since July 25, 1995 and was appointed as the Senior Vice President Intellectual Property on June 26, 2007. Dr. Williams is a professional engineer who holds a Masters degree in semiconductor material science and a PhD in microwave engineering, with over 30 years experience in the wireless industry. Prior to joining Zi, Dr. Williams developed concept products for a cellular equipment manufacturer, produced the world's first three-channel portable cell site and created the first signal processing geophone for intelligent seismic survey.

  Pursuant to an agreement signed in July 2004, the Company agreed, among other things, to appoint one director to the Company’s Board as a nominee of the Receiver. The Company subsequently appointed Donald Moore to the Board as the Receiver’s nominee. See Item 1 – “Business – History and Development of the Company”.

  According to the terms of the settlement agreement between the Company and the Receiver, signed in February 2007, both the Receiver and Mr. Michael E. Lobsinger, each had the right to designate two persons as director nominees to be elected or appointed as directors of the Company, up until the Company’s shareholders’ meeting held in respect of the fiscal year ended 2007, and the Company is not permitted to nominate Mr. Lobsinger nor certain persons or entities related to Mr. Lobsinger for appointment to the Company’s Board.

  Two of the Company’s current directors serve as a director of other reporting issuers. The names of the public companies on which the members of the Company’s Board also served as directors in 2008 are set out in the table below:

Director	Additional Public Company Directorships
George Tai	VisionSky Corp. (CNQ:VSKY)
Andrew Gertler	Stock-Trak Group Inc. (OTC BB: STKG.OB)
Avicena Group Inc. (OTC BB: AVGO.OB)
Northern Ethanol Inc. (OTC BB: NOET.OB)
Sinomar Capital Corp. (TSX-V: SMM.P-V)

  Zi’s Audit Committee is comprised of three independent directors: Mr. Donald Hyde, who is a chartered accountant in private practice, joined the Board in June, 2003 and was appointed Chairman of the Audit Committee. Mr. Hyde was specifically recruited to the Board for his financial and accounting skills. Mr. Hyde is a chartered accountant and has had his own practice since 1991. Prior to setting up his own practice, Mr. Hyde was the vice president of finance and administration for an international oil and gas drilling and service company. The Board has determined that Mr. Hyde possesses the necessary attributes for designation as the Company's Audit Committee financial expert and has designated Mr. Hyde as its Audit Committee financial expert. Management of the Company believes that Mr. Hyde and the other members of the Audit Committee have the skills, experience and education that qualify them to carry out their duties as members of the Audit Committee. Mr. Hyde is independent as defined by the listing standards of the NASDAQ Market System. The other members of the Audit Committee in 2008 and 2009 were Donald Moore and Andrew Gertler, who are both financially literate and possess an understanding of the accounting principles in connection with the accounting for estimates, accruals and reserves, internal controls and procedures used by the Corporation. All members of the Audit Committee are outside and unrelated directors and independent from any interest in the Corporation.

  (b) Code of Ethics

  The Company has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that currently applies to all of its directors, officers and employees. Copies of the Code of Ethics will be provided to any person free of charge upon receipt of a written request, sent to the Company’s registered office via mail or fax.

  (c) Nasdaq Corporate Governance

  The Company’s common shares are listed on the Nasdaq Capital Market. Under Rule 4350(a) of the Nasdaq Stock Market Rules (the “Nasdaq Rules”), a foreign private issuer may follow its home country practice in lieu of certain of the corporate governance requirements of the Nasdaq Rules (the “Foreign Exemption”). The By-laws of the Company provide that the holder or holders of five percent (5%) of the shares entitled to vote at a meeting of shareholders present in person or represented by proxy shall constitute a quorum for a meeting of shareholders. Although this quorum requirement is less than that imposed by the rules of the Nasdaq Capital Market, the Company has operated for the past years in reliance upon the Foreign Exemption from such requirements as such a quorum requirement is consistent with normal business practices in the Company’s jurisdiction of incorporation.

  ITEM 11.

  EXECUTIVE COMPENSATION

  Compensation Discussion and Analysis

  On May 29, 2008, the Corporate Governance Committee and the Compensation Committee were merged into the “Corporate Governance and Compensation Committee” (or the “Committee”). The Corporate Governance and Compensation Committee is responsible for reviewing and recommending to the Board the compensation for the Company’s directors, as well as advising the Board on the administration of the Company’s Stock Incentive Plan and reviewing and approving the recommendations of senior management relating to the annual salaries, bonuses and stock option grants of the executive officers of the Company. The members of the Committee are outside directors who report to the Board, which in turn gives final approval to compensation matters.

  Under the direction of the Corporate Governance and Compensation Committee, the Company is committed to the fundamental principles of pay for performance, improved shareholder returns and external competitiveness in the design, development and administration of its compensation programs. The Committee recognizes the need to attract and retain a stable and focused leadership with the capability to manage the operations, finances and assets of the Company. As appropriate, the Committee recognizes and rewards exceptional individual contributions with highly competitive compensation.

  The major elements of the Company’s executive compensation program are salary, annual cash incentives and long-term incentives, through the granting of stock options, RSAs and RSUs.

  In connection with determining base salaries, the Company maintains an administrative framework of job levels into which positions are assigned based on internal comparability and external market data. The Corporate Governance and Compensation Committee’s goal is to provide base salaries, for its top performing employees, that are competitive with the Company’s peers and which also recognizes the differentials from such peers. While the Committee does not specifically engage the services of a compensation committee consultant with respect to its duties, the Committee does reference outside data consisting of management compensation surveys and reports and compares the base salaries of the Company’s executive officers with compensation data for comparable organizations available from such surveys and reports.

  Annual cash incentive awards are given pursuant to a cash incentive plan, approved by the Board. Participation is determined according to job level and is intended to reward those individuals who have had, and will have, a significant impact on business results. The total amount of cash available for annual incentive awards is proposed by the Corporate Governance and Compensation Committee, and approved by the Board, by evaluating some or all of financial and non-financial criteria, including revenue, net income/operating profit, cash flow, net asset value growth and achievement of specific strategic goals. Individual target award levels increase in relation to job responsibilities so that the ratio of at-risk versus fixed compensation is greater for higher levels of management. Individual awards are intended to reflect a combination of personal, business unit and total company performance. In determining bonuses, the Committee considers profitability, as well as development growth, sales and customer growth, implementation of Zi product to its customers and individual effort in overall corporate development.

  The Company has employment agreements or remuneration arrangements with all of its executive officers. Each agreement or arrangement provides for salary, benefits and bonuses for the executive officer. Many such agreements or arrangements provide for incentive stock option grants. For information regarding the employment agreements of the Named Executive Officers (or “NEO’s), see “Employment Contracts” below. Except as described herein, there are no agreements or other remuneration arrangements with any of Zi’s directors.

  Option-Based Awards

  The Company’s Stock Incentive Plan

  The Board believes that employees should have a stake in the future of the Company and that their interests should be aligned with the interest of the Company’s shareholders. Accordingly, under the Company’s 2007 Stock Incentive Plan (the “Plan”), officers and employees who are selected to participate are eligible to receive stock options that may be granted subject to a vesting period proposed by the Corporate Governance and Compensation Committee and approved by the Board to create a long-term incentive to increase shareholder value. Awards of stock options and RSAs and RSUs (as defined further below) are supplementary to the cash incentive plan and are intended to increase the pay-at-risk component for officers and employees. Previous grants of option-based awards may be taken into account, among other factors, by the Company when considering new grants. Under the Plan, the Company currently has in effect for its directors, officers, employees and consultants 7,600,193 common shares reserved for issuance as approved at the July 26, 2007 shareholder meeting.

  For information regarding treatment of outstanding options, RSUs and RSAs under the Arrangement with Nuance, see Item 1 – “History and Development of the Company - Nuance Acquisition of Zi pursuant to a Plan of Arrangement”.

  Purpose of Plan

  The purpose of the Plan is to advance the interests of the Company and its subsidiaries and affiliates by encouraging the directors, officers, employees and service providers of the Company and its subsidiaries and affiliates to acquire shares in the Company, thereby increasing their proprietary interest in the Company, encouraging them to remain associated with the Company or its subsidiaries or affiliates and furnishing them with additional incentive in their efforts on behalf of the Company and its subsidiaries or affiliates in the conduct of their affairs.

  Eligibility

  The Plan provides for the issuance of options (“Options”) exercisable to acquire common shares of the Company and the issuance of RSAs and RSU’s (as described below) to directors, officers, employees and consultants. The specific terms of each Option, Restricted Stock Award and Restricted Stock Unit Award are provided in a separate participant agreement, as applicable.

  “Restricted Stock Award” or “RSA” means an award of common shares from treasury granted to a participant as evidenced by a Participant Agreement that shall specify the number of common shares subject to the Restricted Stock Award, the applicable restrictions (whether service-based restrictions, with or without performance acceleration, and/or performance-based restrictions), the Period of Restriction (the period during which common shares subject to a Restricted Stock Award are restricted and subject to forfeiture), and such other provisions as shall be determined by the Committee. Subject to any applicable securities laws restrictions, common shares covered by each Restricted Stock Award made under the Plan shall become non-forfeitable and freely transferable by the participant after the last day of the Period of Restriction and, where applicable, after a determination of the satisfaction or achievement of any and all applicable performance goal(s) by the Committee.

  “Restricted Stock Unit” or “RSU” means a notional unit evidencing the right of a participant to receive, at the time of vesting and without payment to the Company, one common share issued from treasury.

  The number of common shares that may be issued under the Plan is subject to appropriate adjustment in the event of certain corporate transactions or events.

  Administration of the Plan

  The Plan is administered by the Committee pursuant to rules of procedure fixed by the Board. The Committee shall have full and final discretion to interpret the provisions of the Plan and prescribe, amend, rescind and waive rules and regulations to govern the administration and operation of the Plan, and all decisions and interpretations made by the Committee shall be binding and conclusive upon the participants and the Company subject to shareholder approval if required by any relevant stock exchange. The Plan replaces and supercedes all previous employee stock option plans or other share compensation arrangements of the Company and any grants made under such previous plans or arrangements shall be deemed to have been made under the Plan, except that the terms of any such previous grants shall continue pursuant to their existing terms to the extent inconsistent with the terms of the Plan.

  Amendment of the Plan

  The Board may at any time or from time to time, in its sole and absolute discretion, amend, suspend, terminate or discontinue the Plan and may amend the terms and conditions of Options, Restricted Stock Awards or Restricted Stock Unit Awards granted under the Plan, subject to any required approval of any regulatory authority or stock exchange or the shareholders of the Company. Notwithstanding the foregoing, no such amendment, suspension, termination or discontinuance may adversely impair the rights of any participant with respect to outstanding Options, Restricted Stock Awards or Restricted Stock Unit Awards without the participant’s consent.

  Necessary Approvals

  The ability of the Options, Restricted Stock Awards or Restricted Stock Unit Awards to be exercised or vest, as the case may be, and the obligation of the Company to issue and deliver shares in accordance with the Plan are subject to any approvals which may be required from the shareholders of the Company and any regulatory authority or stock exchange having jurisdiction over the securities of the Company and compliance with applicable securities laws.

  Adjustment in Shares Subject to the Plan

  Other than dividends declared in the normal course and subject to any required approvals of applicable regulatory authorities and stock exchanges, in the event of any change in the Company’s common shares by reason of any stock dividend, recapitalization, merger, consolidation, split-up, combination or exchange of shares, or rights offering to purchase the Company’s common shares at a price substantially below fair market value, or of any similar change affecting the Company’s common shares, the number and kind of shares which thereafter may be optioned and awarded under the Plan and the number and kind of shares subject to the Option, Restricted Stock Award or Restricted Stock Unit Award in outstanding Participant Agreements and the purchase price per share thereof shall be appropriately adjusted consistent with such change in such manner as the Board may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, participants in the Plan.

  Options provide the holder with the right to purchase common shares of the Company at a stated exercise price (the “Exercise Price”) before a specified date in the future. The Exercise Price shall be not less than the price permitted by any stock exchange on which the Company’s common shares are then listed or other regulatory body having jurisdiction. The Exercise Price shall be determined by the Committee at the time the Option is granted, which shall in no event be lower than the Market Value of the Company’s common shares as of the date of grant. “Market Value” means at any date when the market value of common shares is to be determined, the higher of: (i) the five day volume weighted average trading price of the common shares where such five day period ends on the trading day immediately prior to such date and (ii) the closing price of the common shares on the trading day immediately prior to the date when the Market Value of common shares is to be determined.

  The 2007 Plan was approved at the Company’s annual general meeting of shareholders held on July 26, 2007, and replaces and supersedes all previous employee stock option plans or other share compensation arrangements of the Company and any grants made under such previous plans or arrangements are deemed to have been made under the 2007 Plan, except that the terms of any such previous grants shall continue pursuant to their existing terms to the extent inconsistent with the terms of the 2007 Plan.

  Executive Officer Compensation

  Summary Compensation Table

  The following table sets forth all annual and long-term compensation for services in all capacities to the Company for the period ended December 31, 2008, in respect of individuals who were acting in a capacity of chief executive officer, chief financial officer, and the three other most highly compensated executive officers who earned in excess of CDN $150,000 in total salary and bonus during the fiscal year ended December 31, 2008 (the “Named Executive Officers”).

Name and principal	Year(5)	Salary	Share-	Option-	Non-equity		Pension	All other	Total
position		($)	based	based	incentive plan		value	compen-	compen-
			awards	awards	compensation		($)	sation	sation
			($)	($)	($)			($)

					Annual	Long-
					incentive	term
					plans	incentive
						plans

Milos Djokovic (1)(7)	2008	300,000	Nil	416,000	180,000	Nil	Nil	Nil	896,000
President and Chief
Executive Officer

Roland Williams(2)	2008	188,750	Nil	13,875	25,000	Nil	Nil	Nil	227,625
Senior Vice President
Intellectual Property

Axel Bernstorff(3)	2008	179,567	Nil	27,429	89,064	Nil	Nil	Nil	296,060
Vice President, Global
Sales

Blair Mullin (4)	2008	336,032	Nil	16,434	Nil	Nil	Nil	Nil	352,467
Chief Financial Officer

Jason Paul(6)	2008	148,409	Nil	20,421	30,924	Nil	Nil	Nil	199,754
Corporate Secretary and
General Counsel

  Notes:

  (1) Mr. Djokovic was appointed as President and Chief Executive Officer on May 26, 2006. Mr. Djokovic was appointed Chief Operating Officer and Chief Technology Officer on October 25, 2004.

  (2) Dr. Williams has been employed by the Company in various capacities and at various times, since July 1995.

  (3) Mr. Bernstorff was appointed VP Global Sales on September 15, 2006, from his previous position as Director Sales, Europe on joining the Company on August 30, 2005.

  (4) Mr. Mullin was appointed Chief Financial Officer on September 6, 2006, pursuant to an agreement with an executive services and consulting firm, which has subsequently been terminated, and Mr. Mullin remains an employee of the Company. Please see discussion under Executive Employment Contracts below. A consulting fee was paid by the Company to a consulting firm in which Blair Mullin was a partner amounting to $42,500 during the period from January 1, 2008 to December 31, 2008.

  (5) For 2008 compensation, all Canadian dollar and British pound denominated compensation was converted to U.S. dollars at 0.9371 and 1.8554 respectively, being the average conversion rate for 2008. Other annual compensation is less than CDN$50,000 and less than 10 percent of the salary and bonus of the respective Named Executive Officer.

  (6) Jason Paul has worked for the Company since 2004. In January 2007, Mr. Paul was promoted to the position of General Counsel. In July 2007, Mr. Paul was also appointed as the Company’s Corporate Secretary.

  (7) Executive officers of the Company, who also act as directors of Zi Corporation, do not receive any additional compensation for services rendered in such capacity, other than as paid by the Company to such executive officers in their capacity as executive officers.

  Executive Employment Contracts

  The Company entered into an employment agreement with Milos Djokovic on October 25, 2004 (as amended) pursuant to which Mr. Djokovic was appointed Chief Technology Officer and Chief Operating Officer of the Company. The terms of the agreement provided for Mr. Djokovic to be paid a base salary of U.S.$230,000 per annum. The Company may terminate Mr. Djokovic’s employment upon payment of twelve months’ base salary plus an allowance for a bonus and forgone benefits (and such termination payment may also become payable upon Mr. Djokovic’s resignation following a change of control of the Company, subject to certain conditions being met). Effective May 26, 2006, Mr. Djokovic was promoted to President and CEO and his base salary increased to U.S.$300,000 per annum. Pursuant to Mr. Djokovic’s employment contract, in the event of a change of control of the Company and subject to certain conditions being met, all of his options may vest immediately. Mr. Djokovic was required to execute a Confidentiality and Non-Competition agreement.

  The Company entered into an Interim Executive Services Agreement with an executive services and consulting firm on August 14, 2006 pursuant to which Blair Mullin was appointed Chief Financial Officer of the Company. The terms of the agreement provide for Mr. Mullin to be paid a salary of U.S.$336,000 per annum. In a letter agreement dated December 26, 2007, the Interim Executive Services Agreement was terminated, and Mr. Mullin remained an employee of Zi. The Company entered into an employment agreement with Roland Williams on February 5, 2001 pursuant to which Dr. Williams was appointed Senior Vice President – Technical Innovations. The terms of the agreement provided for Dr. Williams to be paid a base salary of U.S. $150,000 per annum. Effective June 1, 2005 Dr. Williams’ base salary increased to U.S.$165,000 per annum. Effective January 1, 2006 Dr. Williams’ base salary increased to U.S.$180,000 per annum. Effective April 1, 2007, Dr. Williams’ base salary increased to U.S.$185,000 per annum. The Company may terminate Dr. Williams’ employment upon payment of an amount equal to the Base Salary. An amount equal to three months base salary may become payable upon Mr. Williams’ resignation following a change of control of the Company, subject to certain conditions being met. Pursuant to Mr. Williams’ employment contract, in the event of a change of control of the Company, all of his options vest immediately. Dr. Williams was required to execute a Confidentiality and Non-Competition agreement.

  The Company entered into an employment agreement with Axel Bernstorff on July 19, 2005 pursuant to which Mr. Bernstorff was appointed Director of Sales – Europe. The terms of the agreement provided for Mr. Bernstorff to be paid a base salary of 70,000 British Pounds per annum. Effective September 15, 2006 Mr. Bernstorff was promoted to Vice President – Global Sales and as such his base salary increased to 95,000 British Pounds per annum. The Company may terminate Mr. Bernstorff’s employment upon payment of three months’ annual remuneration (and such termination payment may also become payable upon Mr. Bernstorff’s resignation following a change of control of the Company, subject to certain conditions being met). Pursuant to Mr. Bernstorff’s employment contract, in the event of a change of control of the Company, all of his options vest immediately. Mr. Bernstorff was required to execute a Confidentiality and Non-Competition agreement.

  Jason Paul began working in the Company’s legal department in December 2004. The Company entered into an employment agreement with Mr. Paul effective January 1, 2007, pursuant to which Mr. Paul was promoted to the position of General Counsel. The terms of the agreement provided for Mr. Paul to be paid a base salary of CDN$150,000 per annum. Effective April 1, 2008, Mr. Paul’s base salary increased to CDN$160,000 per annum. Mr. Paul was required to execute a Confidentiality and Non-Competition agreement. On July 26, 2007, Mr. Paul was also appointed as Corporate Secretary of the Company. There are no change of control provisions in Mr. Paul’s contract.

  Incentive Plan Awards

  Outstanding share-based awards and option-based awards

  The following table summarizes the outstanding share-based awards and option-based awards for each NEO for all awards outstanding as at December 31, 2008, including awards granted before the most recently completed financial year. The table also discloses the awards that have been transferred at other than fair market value.

	Option-based Awards				Share-based Awards
Name	Number of		Option	Value of		Market or payout
	Securities	Option Exercise	Expiration	unexercised in-	Number of	value of share-
	underlying	Price CAD	Date	the-money	Share or units	based awards
	unexercised	($)		options CAD	of shres that	that have not
	Options/SARs			($)	have not vested	vested CAD
	granted				(#)	($)
	(#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Milos Djokovic	230,000	4.14	26-Feb-09	-	-	-
Milos Djokovic	90,000	3.22	26-Feb-09	-	-	-
Milos Djokovic	200,000	2.01	26-Feb-09	-	-	-
Milos Djokovic	400,000	2.43	26-Feb-09	-	266.667	-
Milos Djokovic	500,000	1.15	26-Feb-09	-	400,000	-
Milos Djokovic	500,000	0.58	3-Apr-13	-	500,000	-
Axel Bernstorff	10,000	2.73	30-Aug-10	-	-	-
Axel Bernstorff	10,000	2.01	3-Apr-11	-	-	-
Axel Bernstorff	100,000	0.99	15-Sep-11	-	33,333	-
Axel Bernstorff	50,000	1.15	26-Nov-12	-	33,333	-
Roland Williams	6,500	3.60	25-Mar-09	-	-	-
Roland Williams	10,000	3.22	21-Jul-10	-	-	-
Roland Williams	50,000	2.01	3-Apr-11	-	-	-
Roland Williams	50,000	0.99	6-Sep-11	-	16,667	-
Roland Williams	25,000	1.15	26-Nov-12	-	16.667	-
Blair Mullin	50,000	1.15	26-Nov-12	-	33,333	-
Jason Paul	10,000	2.01	3-Apr-11	-	-	-
Jason Paul	20,000	0.99	6-Sep-11	-	6,667	-
Jason Paul	20,000	0.96	10-Jan-12	-	13,333	-
Jason Paul	40,000	1.15	26-Nov-12	-	26,667	-

  Incentive plan awards – value vested or earned during the year

  The following table sets out the value vested or earned in respect of option-based, share-based and non-equity incentive plan compensation for each NEO for the fiscal year completed December 31, 2008.

Name	Option-based awards –	Share-based awards – Value	Non-equity incentive plan
	value vested during	vested during the year	compensation – Value earned
	the year		during the year
	CAD ($)	($)	($)
(a)	(b)	(c)	(d)
Milos Djokovic	269,759	-	180,000
Axel Bernstorff	27,780	-	89,064
Roland Williams	13,890	-	25,000
Blair Mullin	9,546	-	-
Jason Paul	17,805	-	30,924

  Long-term Incentive Plans

  The Company currently has no long-term incentive plans, other than stock options, RSUs and RSAs granted from time to time by the Board under the provisions of the Company’s Stock Incentive Plan described herein.

  Stock Appreciation Rights and Restricted Shares

  No stock appreciation rights were granted by the Company to the Named Executive Officers of the Company during the fiscal year ended December 31, 2008 or since incorporation.

  Stock Option and SAR Repricing

  No repricing took place during the fiscal year ended December 31, 2008 with respect to stock options held by the Named Executive Officers.

  Please also see the discussion of the 2007 Stock Option Plan under Compensation Discussion and Analysis for an explanation of the significant terms of all plan-based awards, including non-equity incentive plan awards, issued or vested, or under which options have been exercised during 2008, or outstanding at the year end.

  Pension and Retirement Plans and Termination and Change of Control Benefits

  The Company does not have any pension or retirement plan which is applicable to the Named Executive Officers [other than participation in a 401(k) plan in respect of Roland Williams. The Company has not provided compensation, monetary or otherwise, during the fiscal year ended December 31, 2008, to any person who now acts or has previously acted as a Named Executive Officer of the Company, in connection with or related to the retirement, termination or resignation of such person other than as described in the succeeding paragraphs and the Company has provided no compensation to such persons as a result of a change of control of the Company, its subsidiaries or affiliates. The Company is not party to any compensation plan or arrangement with any person who now acts as a Named Executive Officer resulting from the resignation, retirement or the termination of employment of such person other than as described herein.

  Please also see Executive Employment Contracts under Executive Compensation above for a discussion of the applicable change of control or termination benefits

  Director Compensation

  Director Compensation Table

  The following table sets out the compensation earned in the fiscal year ended 2008 by the members of the Board of the Company who are not NEO’s.

		Share-	Option-	Non-equity
		based	Based	incentive plan	Pension	All other
	Fees Earned	Awards	Awards	compensation	Value	compensation	Total
Name	($)(1)	($)	($)	($)	($)	($)	($)
George Tai	63,224	9,952	27,730	–	–	–(2)	100,905
Andrew Gertler	77,103	9,952	27,578	–	–	–	114,633
Don Hyde	42,195	9,952	24,378	–	–	–	76,525
Donald Moore	71,710	9,952	24,378	–	–	–	106,040
Robert Stefanski	33,321	9,952	24,378	–	–	–	67,651

  Notes:

  (1) Milos Djokovic (President and Chief Executive Officer) was also a director in 2008. See the summary compensation table on page 81 for information regarding his compensation.

  (2) During the Company’s fiscal year ended December 31, 2008, the Company accrued and/or paid legal fees to a law firm of which George Tai is a partner amounting, in the aggregate, to $259,556.

  Director Compensation

  The Company’s director compensation regime has been designed in accordance with the following objectives: (a) to attract and retain suitably qualified individuals; and (b) to compensate individuals serving as board and committee members for the work, time and risks associated with being a director and committee member.

  On May 29, 2008, the Board approved certain changes to the amounts of compensation payable to Board and committee members. Please See the Company’s Management Information Circular in respect of the 2008 annual general meeting of the shareholders, held May 29, 2008, which describes the compensation payable to Board and committee members prior to May 29, 2008.

  The current compensation plan for directors (which does not apply to any director serving as an executive officer) is as follows: The Chairman of the Board receives a monthly retainer in the amount of $1,000 per month. The Chairman of the Audit Committee receives an annual retainer of $5,000, and all other members of the Audit Committee receive an annual retainer of $2,500 each. The Chairman of the Corporate Governance and Compensation Committee receives an annual retainer of $4,000, and all other members of the Corporate Governance and Compensation Committee receive an annual retainer of $2,000 each. All members of the Strategic Committee receive an annual retainer of $4,000 each. Each director is paid $2,500 for each in-person meeting of the Board provided that no director shall receive such in-person meeting payments in respect of more than five in-person Board meetings per year. Board meeting fees for telephonic meetings are $1,000 per participating director (however, any telephonic meeting lasting longer than 2 hours may, at the Chairman’s discretion, incur a fee of $1,500 per participating director) with a sixteen meeting limit per year on compensation paid. For each committee, each committee member is paid $1,000 per meeting attended, regardless of whether such committee member attended in person or via telephone. Under the compensation plan, each director shall receive75,000 share options annually, and 25,000 RSUs or RSAs (as applicable) annually, to be granted at the Company’s annual general meeting of shareholders.

  The Company reimburses all travel and other expenses of directors while conducting business on behalf of the Company.

  During the fiscal period ended December 31, 2008, stock options to purchase 375,000 common shares of the Company were granted to directors of the Company, pursuant to the directors’ compensation plan, not including options granted to Milos Djokovic in his capacity as an Executive Officer of the Company. Executive officers of the Company, who also act as directors of Zi Corporation, do not receive any additional compensation for services rendered in such capacity, other than as paid by the Company to such executive officers in their capacity as executive officers. See Executive Officer Compensation above.

  ITEM 12.

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Security Ownership of Certain Beneficial Owners

  To the knowledge of the Company, the following table sets forth the names of each of the persons or entities who beneficially hold, directly or indirectly, or exercise control or direction over more than five percent (5%) of the voting rights attached to the issued and outstanding shares of the Company entitled to vote at the shareholder meetings of the Company as of March 24, 2009.

	Beneficial number	Percentage of total
Name and municipality	of shares held	voting rights
Marty Steinberg, Receiver(1)
1111 Brickell Avenue, Suite 2500
Miami, Florida 33131	18,718,008	37.0%(3)(4)
Michael E. Lobsinger(2)
Bay #4 – 12110 - 40th Street SE
Calgary, AB T2Z 4K6	4,819,613	9.5%(3)
Nuance Communications, Inc.
1 Wayside Road
Burlington, MA 01803	20,665,098	40.8%(4)

  Notes:

  (1) Marty Steinberg has represented to the Company that he is the court appointed Receiver of Lancer Management Group LLC, and related entities to Lancer Management Group LLC and responsible person for other related parties that are currently debtors in possession under a Chapter 11 case pending before United States courts. Marty Steinberg is a lawyer with and represented by the law firm Hunton & Williams LLP of Miami, Florida. The information provided herein is based upon filings made on the SEDI insider trading reporting system in Canada and on a Schedule 13D (the "Schedule 13D") filed on December 11, 2003 with the SEC by Marty Steinberg, Esq., as Receiver (the "Receiver") of Lancer Management Group, LLC, Lancer Management Group II, LLC, Lancer Offshore, Inc., Lancer Partners, LP, LSPV, Inc., LSPV, LLC, Omnifund, Ltd, G.H. Associates, Inc., and Alpha Omega Group (the "Receivership Entities"). In the Schedule 13D the Receiver states that due to the poor condition of the records of the Receivership Entities he does not represent the truthfulness or accuracy of the Schedule 13D and the Company takes no responsibility for the information provided herein based on the Schedule 13D. The Schedule 13D was amended most recently on April 10, 2007. Such amended Schedule 13D reported holdings of approximately 40% of Zi’s common shares, but such percentage has been reduced to approximately 37% by virtue of the private placement of the Zi’s shares which took place in March 2007.

  (2) Of which 1,819,613 common shares are held directly or beneficially by Mr. Lobsinger and 700,000 are held by Quarry Bay Investments Inc., a private Alberta corporation wholly-owned by Mr. Lobsinger. The information provided herein is based in part upon a Schedule 13D filed on February 2, 2007.

  (3) The Company’s major shareholders hold common shares, which shares do not carry different voting rights than any other shares, except as limited by the Alberta Court’s ruling in the case of the Receiver. As a result of attempts by the Receiver to effect a replacement of the members of the Zi Board, the Alberta Court had issued an interim injunction that prohibited the Receiver from requisitioning a special meeting of the Company’s shareholders for the purpose of voting its shares in support of its proposed slate of directors. In February 2007, the Company and the Receiver entered into a settlement agreement, which aimed to settle any and all outstanding claims and issues between the Receiver, the Lancer Funds and the Company.

  (4) Pursuant to a Schedule 13D filed by Nuance on March 6, 2008, Nuance reported that certain common shares of Zi held by certain shareholders, including the Receiver, are subject to voting support agreements between such shareholders and Nuance.

  The following table sets forth for (1) each director-nominee, director, and named executive officer of the Company, and (2) all director-nominees, directors, and executive officers of the Company as a group: (i) the number of common shares of the Company beneficially owned on March 23, 2009; and (ii) such person’s or group’s percentage ownership of outstanding common shares of the Company on such date. All of the Company’s directors and named executive officers receive mail at the Company’s principal executive office at 2100, 840 – 7th Avenue, S.W., Calgary, Alberta, Canada T2P 3G2.

	Number of Shares		Percentage of
Name	Beneficially Owned (1)		Class (2)
H. Donald Hyde	337,495	(5)	*
Donald P. Moore	343,695	(6)	*
Milos Djokovic	Nil (7)		*
Robert P. Stefanski	175,000	(8)	*
Roland Williams	108,166	(9)	*
Axel Bernstorff	103,334	(10)	*
Blair Mullin	16,667	(11)	*
George C. Tai	166,700	(12)	*
Andrew M. Gertler	150,000	(13)	*
Jason Paul	49,999	(14)	*
All directors and executive	1,451,056		2.8%
officers as a group (10 persons)
* Indicates less than 1%

  Notes:

  (1) Includes options and RSUs exercisable within 60 days of February 28, 2009. Except as noted to the contrary, in notes 1 to 15 below all grant prices are expressed in Canadian dollars.

  (2) Based upon the 50,667,957 outstanding common shares, as of February 28, 2009.

  (5) In the case of Mr. Hyde, this comprises 12,495 common shares held directly or beneficially by Mr. Hyde, 25,000 RSUs issued May 29, 2008 and 300,000 share options: 50,000 options at a grant price of $2.60 and expire on September 16, 2009; 50,000 options granted May 26, 2005 at a grant price of $3.64 and expire on May 26, 2010; 50,000 options granted April 4, 2006 at a grant price of $2.01 and expire on April 3, 2011; 50,000 options granted January 10, 2007 at a grant price of $1.96 and expire on January 10, 2012; 25,000 options granted July 26, 2007 at a grant price of $1.10 and expire on July 26, 2012, and; 75,000 options granted May 29, 2008 at a grant price of $0.46 and expire on May 29, 2013.

  (6) In the case of Mr. Moore, this comprises 18,695 common shares held directly or beneficially by Mr. Moore 25,000 RSAs issued May 29, 2008 and 300,000 share options. The share options include: 50,000 options granted September 16, 2004 at a grant price of $2.60 and expire on September 16, 2009, and; 50,000 options granted May 26, 2005 at a grant price of $3.64 and expire on May 26, 2010; 50,000 options granted April 4, 2006 at a grant price of $2.01 and expire on April 3, 2011, 50,000 options granted January 10, 2007 at a grant price of $1.96 and expire on January 10, 2012, and; 25,000 options granted July 26, 2007 at a grant price of $1.10 and expire on July 26, 2012, and; 75,000 options granted May 29, 2008 at a grant price of $0.46 and expire on May 29, 2013.

  (7) In the case of Mr. Djokovic, there are 166,666 share options that are exercisable within 60 days of March 23, 2009.

  (8) In the case of Mr. Stefanski, this comprises 25,000 RSAs issued May 29, 2008 and 150,000 share options which include: 50,000 options granted January 10, 2007 at a grant price of $1.96 and expire on January 10, 2012; 25,000 options granted July 26, 2007 at a grant price of $1.10 and expire on July 26, 2012, and; 75,000 options granted May 29, 2008 at a grant price of $0.46 and expire on May 29, 2013.

  (9) In the case of Dr. Williams, this comprises 108,166 share options which include: 6,500 options granted March 25, 2004 at a grant price of $3.60 and expire March 25, 2009; 10,000 options granted July 21, 2005 at a grant price of $3.22 and expire July 21, 2010; 50,000 options granted April 4, 2006 at a grant price of $2.01 and expire April 3, 2011; 33,333 options granted September 6, 2006 at a grant price of $0.99 and expire September 6, 2011, and; 8,333 options granted November 26, 2007 at a grant price of $1.15 and expire November 26, 2012.

  (10) In the case of Mr. Bernstorff, this comprises 103,334 share options which include: 10,000 options granted August 30, 2005 at a grant price of $2.73 and expire August 30, 2010; 10,000 options granted April 4, 2006 at a grant price of $2.01 and expire April 3, 2011; 66,667 options granted September 15, 2006 at a grant price of $0.96 and expire September 15, 2011, and; 16,667 options granted November 26, 2007 at a grant price of $1.15 and expire November 26, 2012.

  (11) In the case of Mr. Mullin, this comprises 16,667 options granted November 26, 2007 at a grant price of $1.15 and expire November 26, 2012.

  (12) In the case of Mr. Tai, this comprises 25,000 RSUs issued May 29, 2008 and 141,700 share options which include: 16,700 options granted June 26, 2007 at a grant price of $1.22 and expire on June 26, 2012, 50,000 options granted July 26, 2007 at a grant price of $1.10 and expire on July 26, 2012, and; 75,000 options granted May 29, 2008 at a grant price of $0.46 and expire on May 29, 2013.

  (13) In the case of Mr. Gertler, this comprises 25,000 RSUs issued May 29, 2008 and 125,000 share options which include: 50,000 options granted July 26, 2007 at a grant price of $1.10 and expire on July 26, 2012, and; 75,000 options granted May 29, 2008 at a grant price of $0.46 and expire on May 29, 2013.

  (14) In the case of Mr. Paul, this comprises 49,999 share options which include: 10,000 options granted April 4, 2006 at a grant price of $2.01 and expire April 3, 2011; 13,333 options granted September 6, 2006 at a grant price of $0.99 and expire September 6, 2011; 13,333 options granted January 10, 2007 at a grant price of $1.96 and expire January 10, 2012, and; 13,333 options granted November 26, 2007 at a grant price of $1.15 and expire November 26, 2012.

  See Item 1 – “History and Development of the Company - Nuance Acquisition of Zi pursuant to a Plan of Arrangement” for information regarding the acquisition by Nuance of all the Zi Shares.

  Zi Options, RSUs and RSAs

  Under the Arrangement: (i) all of the Zi Options, including those held by directors and officers of Zi shall vest in full immediately prior to the Effective Time and each In-the-Money-Option shall be surrendered for the In-the-Money-Option Consideration and all other options shall be surrendered and cancelled for cash consideration of $0.0001 per Zi Option; and (ii) all of the Zi Shares underlying the RSUs or RSAs shall be released to the holders of RSUs or RSAs to be transferred to Subco for the Arrangement consideration.

  The directors and officers of Zi and their associates beneficially own or exercise control or direction over an aggregate of approximately 1,871,700 Zi Options, of which approximately 47% are In-the-Money Options.

				RSAs
		Number of		and/or
Name	Position(s) Held	Zi Shares(i)(ii)(iii)	Zi Options	RSUs
Milos Djokovic	President	-	500,000	-
	Chief Executive Officer
Blair Mullin	Chief Financial Officer	-	50,000	-
Axel Bernstorff	VP, Global Sales	-	170,000	-
Roland Williams	Senior VP, Intellectual Property	-	141,500	-
Andrew Gertler	Director	-	125,000	25,000
Donald Hyde	Director	12,495	300,000	25,000
Donald Moore	Director	18,695	300,000	25,000
Robert Stefanski	Director	-	150,000	25,000
George Tai	Chairman	-	183,400	25,000
	Director

  Notes:

  (i) The information as to securities beneficially owned or over which control or direction is exercised by each director and officer and by their respective associates, not being within the knowledge of Zi, has been provided by the respective directors and officers individually.

  (ii) Does not include Zi Shares issued as RSAs.

  (iii) On February 26, 2009, Mr. Djokovic surrendered for cancellation 1,420,000 Zi Options.

  Payments to Directors

  The directors of Zi will receive their regular attendance fees per meeting of the Board for meetings attended in connection with matters relating to the Arrangement, resulting in aggregate meeting fees payable to the members of the Board of $55,00 as at February 26, 2009. Regular attendance fees are as follows: Each director is paid $2,500 for each in-person meeting of the Board provided that no director shall receive such in-person meeting payments in respect of more than five in-person Board meetings per year. Board meeting fees for telephonic meetings are $1,000 per participating director (however, any telephonic meeting lasting longer than 2 hours may, at the Chairman’s discretion, incur a fee of $1,500 per participating director) with a sixteen meeting limit per year on compensation paid.

  Except as set out above, with the exception of Milos Djokovic, no director of Zi has an interest in the Arrangement Agreement or the completion of the Arrangement Agreement except as a Shareholder a Zi Optionholder or a holder of RSUs or RSAs and only on an identical basis as other Zi Shareholders, Zi Optionholders or holders of RSUs or RSAs. In addition, no director of Zi has any change of control agreement, or other remuneration payable as a result of the completion of the Arrangement, other than Milos Djokovic, as described below. All directors are independent of Zi, other than Mr. Djokovic, who is Chief Executive Officer of Zi, and Mr. George Tai, who is the Chairman of Zi.

  In order to ensure a smooth and efficient integration of Zi and Nuance after the Arrangement becomes effective, on March 16, 2009 Nuance entered into a consulting agreement (the “Consulting Agreement”) with Mr. Djokovic. Pursuant to the Consulting Agreement, Nuance agreed to engage Mr. Djokovic as a consultant performing such services as Nuance shall from time to time reasonably request after the Effective Date of the Arrangement Agreement. As consideration for such services, Nuance will issue Mr. Djokovic 25,000 restricted stock units of Nuance stock under Nuance’s 2000 Stock Plan, which will vest in full 45 days after the Effective Date, subject to satisfactory performance of the requested services by Mr. Djokovic. The Consulting Agreement was not conferred for the purpose of increasing the value of the consideration paid to Mr. Djokovic for securities relinquished under the Arrangement nor was it entered into as a condition of Mr. Djokovic supporting the Arrangement in any manner. At the time the Arrangement Agreement was entered into, Mr. Djokovic beneficially owned, or exercised control or direction over less than 1% of the issued and outstanding shares of Zi.

  Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information(1)
Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	6,225,066	1.83	3,084,659
Equity compensation plans not
approved by security holders	-	-	-
Total	4,680,068	1.83	3,084,659

  (1) Information as of December 31, 2008; all dollar figures in Canadian dollars.

  ITEM 13.

  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

  Transactions with Related Persons

  Except as set forth below and other than employment agreements with executive officers, stock option grants described elsewhere in this report or as otherwise disclosed in this report, the Company is not aware of any related party transactions occurring or being made, or any loans made by the Company or any of its subsidiaries to related parties, since January 1, 2008, other than the following:

  Since January 1, 2009

  During the Company’s period from January 1, 2009 to February 28, 2009, the Company accrued and/or paid legal fees to a law firm of which George Tai, the Chairman of Zi’s Board, was a partner amounting, in the aggregate, to $110,745.

  From January 1, 2008 to December 31, 2008

  During the Company’s period from January 1, 2008 to December 31, 2008, the Company accrued and/or paid legal fees to a law firm of which George Tai was a partner amounting, in the aggregate, to $259,556. A consulting fee was paid by the Company to a consulting firm in which Blair Mullin, Zi’s Chief Financial Officer, was a partner amounting to $42,500 during the period from January 1, 2008 to December 31, 2008.

  Various inter-company software licenses and arrangements exist between some of the Company’s subsidiaries, which allow certain of the Company’s subsidiaries to use the Company’s software and to license it to third parties.

  Director Independence.

  The Board is comprised of a majority of “independent directors”, as defined by the listing standards of the NASDAQ as currently in effect and applicable to Zi (the “NASDAQ Listing Standards”). Independent directors do not receive consulting, legal or other fees from the Company, its affiliates or its subsidiaries other than Board and committee compensation. Although companies affiliated with certain of these directors may provide goods and services to the Company, its subsidiaries and its affiliates, the Board has determined in accordance with the NASDAQ Listing Standards that these independent directors have no relationships with the Company, its subsidiaries or its affiliates that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.

  The Board has determined that all directors are independent with the exception of Messrs. Djokovic and Tai.

  The Board has established the following Committees comprised of the members and chaired by the individuals set forth in the following table and also described further in Item 10 – “Directors, Executive Officers and Corporate Governance”:

Committee	Members	Independent
Audit Committee	Donald Hyde, Donald Moore and Andrew Gertler	All members are independent
Corporate Governance and Compensation Committee	Robert Stefanski and Donald Hyde	All members are independent
Strategic Committee	Andrew Gertler and Donald Moore	All members are independent
Special Committee	Robert Stefanski, Andrew Gertler, Donald	All members are independent
Hyde and Donald Moore

  All members of the Board’s Audit Committee, Special Committee and Corporate Governance and Compensation Committee are independent directors in accordance with the NASDAQ Listing Standards. The Corporate Governance and Compensation Committee recommends governance policies for adoption by the Company and nominates new directors for election to the Board.

  ITEM 14.

  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The following table presents the fees for professional audit services rendered by Ernst & Young LLP for the audit of the Zi’s consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, and fees billed for other services rendered by Ernst & Young LLP during those periods. Unless otherwise indicated, the Company paid all amounts in the following table to Ernst & Young LLP. All services reflected in the following table for 2008 and 2007 were pre-approved in accordance with the policy of the Audit Committee of the Board.

Year Ended December 31,	2008	2007
Audit Fees (1)	$426,444	$153,002
Audit Related Fees (2)	36,274	20,925
Tax Fees (3)	50,888	12,587
All Other Fees	—	—
Total	$513,606	$186,514

  (1) Audit fees consist of audit and review services, report on internal control over financial reporting and review of documents filed with the SEC.

  (2) Audit-related fees consist of pre-approved consultation concerning financial accounting and reporting standards, and the accounting for acquisitions and dispositions carried out by the Company.

  (3) Tax fees consist of preparation of federal and state income tax returns and consultation regarding tax compliance issues.

  The Audit Committee has determined that the provision by Ernst & Young LLP of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.

  The Company’s Audit Committee has adopted a policy and procedures for the approval of audit and non-audit services rendered by Zi’s independent registered chartered accountants, Ernst & Young LLP, other than any de minimus non-audit services allowed by applicable law or regulation. The policy generally requires the Audit Committee’s approval of the scope of the engagement of the independent registered chartered accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act of 2002 or the Rules of the SEC, and also considers whether proposed services are compatible with the independence of the registered chartered accountants. The Audit Committee has approved all of the audit fees, audit related fees and tax fees during 2007 and 2008.

  PART IV

  ITEM 15.

  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No. Item	Description of Exhibit

2.1%(1)	Arrangement Agreement dated February 26, 2009 by and among Nuance Communications, Inc., Nuance Acquisition ULC and Zi Corporation.

2.1**	Certificate of Incorporation, together with all amendments. (Previously filed as Exhibit 1.1)

3.2**	Bylaws. (Previously filed as Exhibit 1.2)

10.1+ %	Employment Agreement dated February 5, 2001 between Zi Corporation of America, Inc. and Roland Williams. (Previously filed as Exhibit 3.6)

10.2*** %	Employment Agreement effective July 30, 2005, between Zi Corporation of America, Inc. and Milos Djokovic. (Previously filed as Exhibit 4.5)

10.2.1%	Amendment to Employment Agreement dated April 24, 2006, between Zi Corporation of America, Inc. and Milos Djokovic.

10.2.2**** %	Second Amendment to Employment Agreement, dated June 26, 2007, between Zi Corporation of America, Inc. and Milos Djokovic. (Previously filed as Exhibit 4.5.1)

10.3** %	Zi Corporation Amended 1999 Stock Option Plan approved by shareholders at the Annual General Meeting on June 5, 2002. (Previously filed as Exhibit 4.13)

10.4++	Settlement Agreement made December 6, 2002 between America Online, Inc., Zi Corporation and Zi Corporation of America, Inc. (Portions of this exhibit have been redacted, omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Previously filed as Exhibit 4.17)

10.5++	Consent Judgment Order and Permanent Injunction dated December 20, 2002 made by The Honourable Maxine M. Chesney, United States District Court Judge in the United States District Court for the Northern District of California San Francisco Division. (Previously filed as Exhibit 4.18)

10.6+++	Settlement Agreement made February 22, 2007, by and among Zi Corporation, Marty Steinberg (solely in his capacity as court appointed receiver of certain "Lancer Entities"), Quarry Bay Investments Inc. and Michael Lobsinger. (Previously filed as Exhibit 4.12)

10.7+++	Interim Executive Services Agreement made August 23, 2006, between Tatum, LLC and Zi Corporation. (Previously filed as Exhibit 4.13)

10.8****	2007 Stock Incentive Plan. (Previously filed as Exhibit 4.14)

10.9****	Employment Agreement dated September 15, 2006, between Zi Corporation (H.K.) Limited and Axel Bernstorff. (Previously filed as Exhibit 4.15)

10.10****	Employment Agreement dated December 20, 1999, between Zi Corporation of Canada, Inc. and Weigen Qiu (as amended). (Previously filed as Exhibit 4.16)

10.11****	Permanent Placement Agreement dated December 31, 2007, between Zi Corporation and Tatum, LLC. (Previously filed as Exhibit 4.17)

10.12(2)	Employment Agreement effective January 1, 2007 between Zi Corporation of Canada, Inc. and Jason Paul

21	List of Subsidiaries.

31.1	Section 302 Certification by Milos Djokovic, Chief Executive Officer dated March 27, 2009.

31.2	Section 302 Certification by Blair Mullin, Chief Financial Officer dated March 27, 2009.

32.1	Section 906 Certification by Milos Djokovic, Chief Executive Officer dated March 27, 2009.

32.2	Section 906 Certification by Blair Mullin, Chief Financial Officer, dated March 27, 2009.

23.1	Consent of Ernst & Young LLP, Independent Registered Chartered Accountants.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Chartered Accountants.

*	Previously filed on Form 20-F Annual Report for December 31, 1999.

+	Previously filed on Form 20-F Annual Report for December 31, 2000.

**	Previously filed on Form 20-F Annual Report for December 31, 2001.

++	Previously filed on Form 20-F Annual Report for December 31, 2002.

***	Previously filed on Form 20-F Annual Report for December 31, 2004.

+++	Previously filed on Form 20-F Annual Report for December 31, 2006.

****	Previously filed on Form 20-F Annual Report for December 31, 2007.

(1)	Previously filed on Form 6-K on March 19, 2009.

(2)	Previously filed on Form 14D-9 on December 11, 2008.

%	Indicates management contract or compensatory plan

  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZI CORPORATION
(Registrant)

Date: March 27, 2009	By: /s/ Milos Djokovic
Milos Djokovic
President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Milos Djokovic	Date: March 27, 2009
Milos Djokovic, President and
Chief Executive Officer
(principal executive officer)

/s/ Blair Mullin	Date: March 27, 2009
Blair Mullin,
Chief Financial Officer
(principal financial and accounting officer)

/s/ George C. Tai,	Date: March 27, 2009
George C. Tai, Chairman of the Board

/s/ H. Donald Hyde	Date: March 27, 2009
H. Donald Hyde

/s/ Donald Moore	Date: March 27, 2009
Donald Moore

/s/ Robert P. Stefanski	Date: March 27, 2009
Robert P. Stefanski

/s/ Andrew Gertler	Date: March 27, 2009
Andrew Gertler