Form 10-K/A
period 2008-12-31
ZI CORP
filed 2009-04-01
CIK 922658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐                 No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $12,405,416.

There were 50,667,957 shares of common stock outstanding as of March 23, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Amendment”) hereby amends the Form 10-K of Zi Corporation (the “Company”) for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing”). The Amendment is being filed solely as a result of a change in the report of Ernst & Young LLP, independent auditors to the Company, which was included in the Original Filing. No other material changes have been made.

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

[signed]	[signed]
Milos Djokovic	Blair Mullin
President and Chief Executive Officer	Chief Financial Officer
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

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[signed] "Ernst & Young LLP"

Independent Registered Chartered Accountants
Calgary, Canada
March 25, 2009

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of Zi Corporation

We have audited Zi Corporation’s consolidated statements of loss, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

3. Significant Accounting Policies

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

The Company may agree to deliver unspecified additional software products in the future as part of a multiple-element software arrangement. In such situations, there is no basis on which to allocate the arrangement fee to the unspecified products to be delivered because VSOE of fair value for unspecified products does not exist. Accordingly, the revenue is accounted for under subscription accounting, and is recognized ratably over the estimated economic life of the products covered by the arrangement.

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

A summary of the status of the Company’s unvested stock options and RSUs as December 31, 2008 and 2007, and changes during the years then ended is presented below:

	2008		2007
	Shares under	Weighted average	Shares under	Weighted average
	options, and RSUs	grant date fair value	options, and RSUs	grant date fair value
Unvested, beginning of period	2,253,670	$0.72	404,499	$0.50
Granted	1,030,000	0.29	2,361,700	0.73
Vested	(1,066,513)	(0.53)	(463,697)	(0.74)
Forfeited	(161,288)	(0.49)	(48,832)	(1.03)
Unvested, end of period	2,055,869	$0.52	2,253,670	$0.72

The following table summarizes the exercise price ranges of outstanding and exercisable stock options, and RSUs as at December 31, 2008:

	Total stock options and RSUs outstanding			Total stock options and RSUs exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number outstanding	Weighted average exercise price
$0.00 – $1.64	3,096,034	3.85 years	$0.79	1,306,832	$0.85
$1.65 – $2.46	935,000	2.48 years	1.86	668,333	1.80
$2.47 – $3.28	254,500	1.23 years	2.85	254,500	2.85
$3.29 – $4.11	230,000	0.83 years	3.42	230,000	3.42
$0.00 – $4.11	4,515,534	3.27 years	$1.23	2,459,665	$1.55

The stock-based compensation expense included in the Company’s consolidated statements of loss was as follows:

	2008	2007	2006
Selling general and administrative	$799,116	$831,848	$1,208,701
Product research and development	100,982	59,216	336,054
Total stock-based compensation expense	$900,098	$891,064	$1,544,755

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

The Company’s primary operations are located in North America. The Company operates two reportable business segments (Zi Technology and Corporate) in five reportable geographic locations in which those subsidiaries reside:

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

				Impairment of		Operating profit
				software	Other	(loss) before
				development	operating	interest and
	Revenues	Amortization	VAT	costs	expenses	other income
2008
Zi Technology	$13,323,492	$1,535,182	$621,100	$1,429,670	$13,040,536	$(3,302,996)
Corporate	–	75,888	–	–	3,788,682	(3,864,570)
Total	$13,323,492	$1,611,070	$621,100	$1,429,670	$16,829,218	$(7,167,566)
Interest expense and interest
and other income						17,725
Loss before income taxes						(7,149,841)
2007
Zi Technology	$13,111,002	$1,601,040	$787,632	$–	$11,820,707	$(1,098,377)
Corporate	–	106,512	–	–	3,799,460	(3,905,972)
Total	$13,111,002	$1,707,552	$787,632	$–	$15,620,167	$(5,004,349)
Interest expense and interest
and other income						153,677
Note receivable recovery						130,931
Loss before income taxes						$(4,719,741)
2006
Zi Technology	$11,836,217	$1,534,027	$595,157	$–	$13,453,283	$(3,746,250)
Corporate	–	173,185	–	–	5,025,213	(5,198,398)
Total	$11,836,217	$1,707,212	$595,157	$–	$18,478,496	$(8,944,648)
Interest expense and interest
and other income						209,556
Loss before income taxes						$(8,735,092)

	2008			2007
	Capital and intangible assets	Other assets	Identifiable assets	Capital and intangible assets	Other assets	Identifiable assets
Zi Technology	$2,139,504	$5,226,221	$7,365,725	$4,364,019	$9,155,516	$13,519,535
Corporate	189,221	772,604	961,825	289,525	1,886,054	2,175,579
Total	$2,328,725	$5,998,825	$8,327,550	$4,653,544	$11,041,570	$15,695,114

Corporate includes non-cash compensation expense related to issuance of employee stock options, RSUs and RSAs in 2008 of $799,116 (2007 – $831,848; 2006 – $1,208,701), with the remaining portion to Zi Technology. All additions to software development costs of $1,231,363 in 2008 (2007 – $1,638,390; 2006 – $1,407,204) are part of Zi Technology’s operations.

Notes to the Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006
(All amounts expressed in United States of America dollars except share amounts)

	Revenues	Amortization	VAT	Impairment of software development costs	Other operating expenses	Operating profit (loss) before interest and other income
2008
Canada	$7,210,595	$1,380,250	$–	$1,429,670	$8,939,624	$(4,538,949)
China	5,048,792	37,469	621,100	–	3,888,528	501,695
USA	678,008	4,485	–	–	2,637,144	(1,963,621)
Sweden	386,097	188,866	–	–	1,337,937	(1,140,706)
Other	–	–	–	–	25,985	(25,985)
Total	$13,323,492	$1,611,070	$621,100	$1,429,670	$16,829,218	$(7,167,566)
Interest expense and interest
and other income						17,725
Loss before income taxes						$(7,149,841)
2007
Canada	$5,513,032	$1,434,083	$–	$–	$9,239,551	$(5,160,602)
China	5,977,217	79,489	787,632	–	3,026,743	2,083,353
USA	1,038,728	6,077	–	–	1,754,626	(721,975)
Sweden	582,025	181,905	–	–	1,565,896	(1,165,776)
Other	–	5,998	–	–	33,351	(39,349)
Total	$13,111,002	$1,707,552	$787,632	$–	$15,620,167	$(5,004,349)
Interest expense and interest
and other income						153,677
Note receivable recovery						130,931
Loss before income taxes						$(4,719,741)
2006
Canada	$5,832,869	$1,417,331	$–	$–	$11,628,079	$(7,212,541)
China	4,751,684	99,719	595,157	–	2,811,919	1,244,889
USA	935,956	6,606	–	–	2,244,921	(1,315,571)
Sweden	315,708	169,160	–	–	1,688,014	(1,541,466)
Other	–	14,396	–	–	105,563	(119,959)
Total	$11,836,217	$1,707,212	$595,157	$–	$18,478,496	$(8,944,648)
Interest expense and interest
and other income						209,556
Loss before income taxes						$(8,735,092)

	2008			2007
	Capital and intangible assets	Other assets	Identifiable assets	Capital and intangible assets	Other assets	Identifiable assets
Canada	$1,353,106	$2,378,742	$3,731,848	$3,382,152	$3,844,589	$7,226,741
China	103,493	2,649,909	2,753,402	117,690	6,178,888	6,296,578
USA	14,204	56,559	70,763	17,117	513,117	530,234
Sweden	857,922	910,520	1,768,442	1,136,585	501,236	1,637,821
Other	–	3,095	3,095	–	3,740	3,740
Total	$2,328,725	$5,998,825	$8,327,550	$4,653,544	$11,041,570	$15,695,114

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
No. Item	Description of Exhibit

2.1%(1)	Arrangement Agreement dated February 26, 2009 by and among Nuance Communications, Inc., Nuance Acquisition ULC and Zi Corporation.

2.1**	Certificate of Incorporation, together with all amendments. (Previously filed as Exhibit 1.1)

3.2**	Bylaws. (Previously filed as Exhibit 1.2)

10.1+ %	Employment Agreement dated February 5, 2001 between Zi Corporation of America, Inc. and Roland Williams. (Previously filed as Exhibit 3.6)

10.2*** %	Employment Agreement effective July 30, 2005, between Zi Corporation of America, Inc. and Milos Djokovic. (Previously filed as Exhibit 4.5)

10.2.1%(3)	Amendment to Employment Agreement dated April 24, 2006, between Zi Corporation of America, Inc. and Milos Djokovic.

10.2.2**** %	Second Amendment to Employment Agreement, dated June 26, 2007, between Zi Corporation of America, Inc. and Milos Djokovic. (Previously filed as Exhibit 4.5.1)

10.3** %	Zi Corporation Amended 1999 Stock Option Plan approved by shareholders at the Annual General Meeting on June 5, 2002. (Previously filed as Exhibit 4.13)

10.4++	Settlement Agreement made December 6, 2002 between America Online, Inc., Zi Corporation and Zi Corporation of America, Inc. (Portions of this exhibit have been redacted, omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Previously filed as Exhibit 4.17)

10.5++	Consent Judgment Order and Permanent Injunction dated December 20, 2002 made by The Honourable Maxine M. Chesney, United States District Court Judge in the United States District Court for the Northern District of California San Francisco Division. (Previously filed as Exhibit 4.18)

10.6+++	Settlement Agreement made February 22, 2007, by and among Zi Corporation, Marty Steinberg (solely in his capacity as court appointed receiver of certain “Lancer Entities”), Quarry Bay Investments Inc. and Michael Lobsinger. (Previously filed as Exhibit 4.12)

10.7+++	Interim Executive Services Agreement made August 23, 2006, between Tatum, LLC and Zi Corporation. (Previously filed as Exhibit 4.13)

10.8****	2007 Stock Incentive Plan. (Previously filed as Exhibit 4.14)

10.9****	Employment Agreement dated September 15, 2006, between Zi Corporation (H.K.) Limited and Axel Bernstorff. (Previously filed as Exhibit 4.15)

10.10****	Employment Agreement dated December 20, 1999, between Zi Corporation of Canada, Inc. and Weigen Qiu (as amended). (Previously filed as Exhibit 4.16)

10.11****	Permanent Placement Agreement dated December 31, 2007, between Zi Corporation and Tatum, LLC. (Previously filed as Exhibit 4.17)

10.12(2)	Employment Agreement effective January 1, 2007 between Zi Corporation of Canada, Inc. and Jason Paul.

21(3)	List of Subsidiaries.

31.1	Section 302 Certification by Milos Djokovic, Chief Executive Officer dated April 1, 2009.

31.2	Section 302 Certification by Blair Mullin, Chief Financial Officer dated April 1, 2009.

32.1	Section 906 Certification by Milos Djokovic, Chief Executive Officer dated April 1, 2009.

32.2	Section 906 Certification by Blair Mullin, Chief Financial Officer, dated April 1, 2009.

23.1	Consent of Ernst & Young LLP, Independent Registered Chartered Accountants.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Chartered Accountants.

*	Previously filed on Form 20-F Annual Report for December 31, 1999.

+	Previously filed on Form 20-F Annual Report for December 31, 2000.

**	Previously filed on Form 20-F Annual Report for December 31, 2001.

++	Previously filed on Form 20-F Annual Report for December 31, 2002.

***	Previously filed on Form 20-F Annual Report for December 31, 2004.

+++	Previously filed on Form 20-F Annual Report for December 31, 2006.

****	Previously filed on Form 20-F Annual Report for December 31, 2007.

(1)	Previously filed on Form 6-K on March 19, 2009.

(2)	Previously filed on Form 14D-9 on December 11, 2008.

(3)	Previously filed on Form 10-K Annual Report for December 31, 2008.

%	Indicates management contract or compensatory plan

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZI CORPORATION
(Registrant)

Date: April 1, 2009	By:	/s/ Milos Djokovic
Milos Djokovic
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Milos Djokovic	Date: April 1, 2009
Milos Djokovic, President and
Chief Executive Officer
(principal executive officer)

/s/ Blair Mullin	Date: April 1, 2009
Blair Mullin,
Chief Financial Officer
(principal financial and accounting officer)

/s/ George C. Tai	Date: April 1, 2009
George C. Tai, Chairman of the Board

/s/ H. Donald Hyde	Date: April 1, 2009
H. Donald Hyde

/s/ Donald Moore	Date: April 1, 2009
Donald Moore

Date: April 1, 2009
Robert P. Stefanski

/s/ Andrew Gertler	Date: April 1, 2009
Andrew Gertler